Form 10-Q
period 2020-09-30
Eargo, Inc.
filed 2020-11-20
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39616

Eargo, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3879805
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 Technology Drive, 6th Floor San Jose, California 95110	95110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 351-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EAR	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. Se e the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 18, 2020, the registrant had 38,186,515 shares of common stock, par value $0.0001 outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Eargo, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$70,224	$13,384
Accounts receivable, net	2,576	2,051
Inventories	3,289	2,880
Prepaid expenses and other current assets	1,379	1,598
Total current assets	77,468	19,913
Operating lease right-of-use assets	1,369	—
Property and equipment, net	6,946	5,400
Other assets	2,304	1,992
Total assets	$88,087	$27,305
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,658	$5,428
Accrued expenses	10,809	9,939
Long-term debt, current portion	—	4,800
Other current liabilities	2,079	1,717
Deferred revenue, current	441	406
Lease liability, current portion	1,097	—
Total current liabilities	21,084	22,290
Lease liability, noncurrent portion	412	—
Deferred revenue, noncurrent portion	17	269
Long-term debt, noncurrent portion	14,502	7,446
Convertible preferred stock warrant liability	544	396
Other liabilities	—	127
Total liabilities	36,559	30,528
Commitments and contingencies (Note 5)
Convertible preferred stock, $0.0001 par value; 73,108,323 and 36,269,166 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 24,229,281 and 11,825,812 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	223,125	152,880
Stockholders’ deficit:
Common stock; $0.0001 par value; 110,000,000 and 55,190,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 534,599 and 265,943 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital	15,662	3,100
Accumulated deficit	(187,259)	(159,203)
Total stockholders’ deficit	(171,597)	(156,103)
Total liabilities, convertible preferred stock and stockholders’ deficit	$88,087	$27,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue, net	$18,186	$7,730	$46,776	$22,175
Cost of revenue	5,434	3,583	15,295	11,033
Gross profit	12,752	4,147	31,481	11,142
Operating expenses:
Research and development	2,871	3,219	7,888	8,781
Sales and marketing	12,354	9,290	34,041	24,698
General and administrative	5,163	3,683	14,498	8,781
Total operating expenses	20,388	16,192	56,427	42,260
Loss from operations	(7,636)	(12,045)	(24,946)	(31,118)
Other income (expense), net:
Interest income	3	136	26	555
Interest expense	(279)	(218)	(1,422)	(492)
Other income (expense), net	(187)	(30)	(87)	(84)
Loss on extinguishment of debt	(1,627)	—	(1,627)	—
Total other income (expense), net	(2,090)	(112)	(3,110)	(21)
Loss before income taxes	(9,726)	(12,157)	(28,056)	(31,139)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(9,726)	$(12,157)	$(28,056)	$(31,139)
Net income (loss) attributable to common stockholders, basic and diluted	$—	$(12,157)	$(18,216)	$(31,139)
Net income (loss) per share attributable to common stockholders, basic and diluted	$—	$(46.26)	$(57.73)	$(122.74)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted	398,895	262,785	315,546	253,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance December 31, 2019	11,825,812	$152,880	265,943	$—	$3,100	$(159,203)	$(156,103)
Stock-based compensation	—	—	—	—	525	—	525
Exercise of stock options	—	—	4,188	—	8	—	8
Net loss and comprehensive loss	—	—	—	—	—	(11,738)	(11,738)
Balance March 31, 2020	11,825,812	152,880	270,131	—	3,633	(170,941)	(167,308)
Stock-based compensation	—	—	—	—	471	—	471
Exercise of stock options	—	—	10,335	—	18	—	18
Net loss and comprehensive loss	—	—	—	—	—	(6,592)	(6,592)
Balance June 30, 2020	11,825,812	152,880	280,466	—	4,122	(177,533)	(173,411)
Issuance of Series E convertible preferred stock, net of issuance costs of $4.1 million	10,513,921	67,267	—	—	—	—	—
Issuance of Series E convertible preferred stock, upon extinguishment of convertible notes (Note 6)	1,889,548	12,818	—	—	—	—	—
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	—	(9,840)	—	—	9,840	—	9,840
Stock-based compensation	—	—	—	—	1,367	—	1,367
Exercise of stock options	—	—	254,133	—	333	—	333
Net loss and comprehensive loss	—	—	—	—	—	(9,726)	(9,726)
Balance September 30, 2020	24,229,281	$223,125	534,599	$—	$15,662	$(187,259)	$(171,597)

Eargo, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance December 31, 2018	11,761,159	$152,015	231,831	$—	$1,718	$(114,717)	$(112,999)
Issuance of Series D convertible preferred stock, net of issuance costs of $0	64,653	865	—	—	—	—	—
Stock-based compensation	—	—	—	—	107	—	107
Exercise of stock options	—	—	27,557	—	36	—	36
Net loss and comprehensive loss	—	—	—	—	—	(9,223)	(9,223)
Balance March 31, 2019	11,825,812	152,880	259,388	—	1,861	(123,940)	(122,079)
Stock-based compensation	—	—	—	—	433	—	433
Exercise of stock options	—	—	3,220	—	4	—	4
Net loss and comprehensive loss	—	—	—	—	—	(9,759)	(9,759)
Balance June 30, 2019	11,825,812	152,880	262,608	—	2,298	(133,699)	(131,401)
Stock-based compensation	—	—	—	—	457	—	457
Exercise of stock options	—	—	304	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(12,157)	(12,157)
Balance September 30, 2019	11,825,812	$152,880	262,912	$—	$2,755	$(145,856)	$(143,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net loss	$(28,056)	$(31,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,805	1,011
Stock-based compensation	2,363	997
Non-cash interest expense and amortization of debt discount	1,178	200
Non-cash operating lease expense	838	—
Bad debt expense	2,135	44
Loss on extinguishment of debt	1,627	—
Change in fair value of warrant liability	(122)	84
Change in fair value of derivative liability	206	—
Changes in operating assets and liabilities:
Accounts receivable	(2,660)	(113)
Inventories	(409)	(1,110)
Prepaid expenses and other current assets	219	(199)
Other assets	963	(311)
Accounts payable	579	(585)
Accrued expenses	147	1,750
Other current liabilities	362	(172)
Deferred revenue	(217)	409
Operating lease liabilities	(883)	—
Other liabilities	(127)	(59)
Net cash used in operating activities	(20,052)	(29,193)
Investing activities:
Purchases of property and equipment	(844)	(1,616)
Capitalized software development costs	(2,601)	(1,017)
Net cash used in investing activities	(3,445)	(2,633)
Financing activities:
Proceeds from stock options exercised	359	40
Proceeds from debt financing	15,000	5,000
Proceeds from convertible preferred stock issuance, net of issuance costs	67,867	865
Proceeds from issuance of convertible notes, net of issuance costs	10,053	—
Proceeds from PPP loan	4,574	—
Repayment of PPP loan	(4,574)	—
Debt repayments	(12,720)	—
Payments of deferred offering costs	(222)	—
Net cash provided by financing activities	80,337	5,905
Net increase (decrease) in cash and cash equivalents and restricted cash	56,840	(25,921)
Cash and cash equivalents and restricted cash at beginning of period	13,384	51,201
Cash and cash equivalents and restricted cash at end of period	$70,224	$25,280
Supplemental disclosure of cash flow information:
Cash paid for interest	$253	$275
Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$2,392	$—
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$421	$307
Deferred offering costs in accounts payable and accrued liabilities	$1,053	$—
Convertible preferred stock issuance costs included in accounts payable	$600	$—
Derivative liability in connection with issuance of convertible promissory notes on issuance	$2,879	$—
Issuance of Series E convertible preferred stock upon extinguishment of convertible notes	$12,818	$—
Settlement of derivative liability in connection with extinguishment of convertible notes	$3,085	$—
Issuance of convertible preferred stock warrants in connection with debt financing	$270	$41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of business

Eargo, Inc. (the “Company”) is a medical device company dedicated to improving the quality of life of people with hearing loss. The Eargo solution was developed to create a hearing aid that consumers actually want to use. The Company’s innovative product and go-to-market approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost.

Initial public offering

On October 20, 2020, the Company closed its initial public offering (“IPO”) of its common stock in which the Company issued and sold 7,851,852 shares of its common stock, and concurrently sold an additional 1,177,777 shares upon the full exercise of the underwriters’ option to purchase additional shares. In connection with the IPO, including the underwriters’ option, the Company issued and sold an aggregate of 9,029,629 shares of common stock at $18.00 per share, raising approximately $148.1 million in proceeds, net of underwriting discounts and commissions of $11.4 million and estimated offering costs of $3.1 million, of which $1.3 million were incurred as of September 30, 2020.

Immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock were converted into 28,196,388 shares of common stock. Further, all outstanding convertible preferred stock warrants were converted into warrants to purchase 137,812 shares of common stock (see Note 10). The condensed consolidated financial statements as of September 30, 2020, including share and per share amounts, do not give effect to the IPO or the conversion of the convertible preferred stock into common stock, as the IPO and such conversions were completed subsequent to September 30, 2020.

Reverse stock split

In October 2020, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 3-for-1 basis (the “Reverse Stock Split”), which was filed and effective on October 8, 2020. The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, convertible preferred stock, warrants to purchase convertible preferred stock, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of September 30, 2020, the Company had cash and cash equivalents of $70.2 million and an accumulated deficit of $187.3 million.

The Company believes that its existing cash and cash equivalents as of September 30, 2020, together with the net proceeds of approximately $148.1 million received from its IPO (see Note 10), will be sufficient for the Company to continue as a going concern for at least one year from its unaudited condensed consolidated financial statements filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities and the timing and cost of establishing additional sales and marketing capabilities.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations SEC regarding interim financial reporting. All intercompany balances and transactions have been eliminated.

The interim condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of convertible preferred stock and stockholders’ deficit and the statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2020 and its results of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine months periods are also unaudited. The results of

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

operations and comprehensive loss for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the prospectus dated October 15, 2020 (“Prospectus”) that forms a part of the Company's Registration Statements on Form S-1 (File No. 333-24907), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, allowance for sales returns, the fair value of lease liabilities, the fair value of equity securities, the fair value of financial instruments, the allowance for doubtful accounts, net realizable value of inventory, accrued product warranty reserve, certain other accruals and recoverability of the Company’s net deferred tax assets and the related valuation allowance. Management periodically evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of September 30, 2020, the Company has not experienced any losses on its deposit accounts and money market accounts. As of September 30, 2020, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Fair value measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date.

The Company measures fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable. Unobservable inputs reflect the Company’s own assumptions about current market conditions. The Company maximizes the use of observable inputs, where available, and minimizes the use of unobservable inputs when measuring fair value. The three-level hierarchy of inputs is as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the Company’s outstanding term loan is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The fair value of the outstanding term loan approximates the carrying amount as the term loan bears a floating rate that approximates the market interest rate.

Accounts receivable, net

Accounts receivable represents amounts due from third-party institutions for credit card and debit card transactions and trade accounts receivable. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of September 30, 2020 and December 31, 2019, the Company recorded an allowance for doubtful accounts of $2.3 million and $0.2 million, respectively. The allowance for doubtful accounts charges are recorded as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”) on January 1, 2020, as discussed below in the section titled “Recently adopted accounting pronouncements”. Under ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and the current and noncurrent portions of the operating lease liability are included as operating lease liabilities in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elected to exclude from its condensed consolidated balance sheet recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its real estate leases. The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and is recognized in rent expense when incurred.

Deferred offering costs

Offering costs consisting of legal, accounting, printer, and filing fees related to the Company’s planned IPO are deferred and will be offset against proceeds from the IPO upon effectiveness of the offering. As of December 31, 2019, the Company recorded deferred offering costs of $1.2 million as other assets on the condensed consolidated balance sheets. In March 2020, the Company terminated its offering and expensed all of its deferred offering costs amounting to $1.6 million as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, the Company recorded deferred offering costs of $1.3 million as other assets on the condensed consolidated balance sheets. Upon closing of the IPO in October 2020, all deferred offering costs were offset against the IPO proceeds.

Convertible preferred stock warrant liability

The Company accounts for its convertible preferred stock warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Convertible preferred stock warrants classified as liabilities are recorded on the unaudited condensed consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value at each reporting period, with the changes in fair value recognized as other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in the fair value of these warrants until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer considered liability instruments. Upon the closing of the IPO in October 2020, the convertible preferred stock warrants were converted into warrants to purchase common stock and the warrant liabilities were reclassified to additional paid in capital.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative liability

The Company’s convertible notes issued in 2020 (the “2020 Notes”) contain certain features that meet the definition of being embedded derivatives requiring bifurcation from the 2020 Notes as a separate compound financial instrument. The derivative liability is initially measured at fair value on issuance and is subject to remeasurement at each reporting period with changes in fair value recognized in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss. In July 2020, the derivative liability was settled upon the extinguishment of the 2020 Notes. Refer to Note 3 and Note 6 for further discussion.

Revenue recognition

The Company’s revenue is generated from the sale of products (hearing aid systems and related accessories) and services (extended warranties). These products and services are primarily sold directly to customers through the Eargo website and the Company sales representatives.

Under ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by following a five step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Identify the contract with a customer. The Company generally considers completion of an Eargo sales order (which requires customer acceptance of the Company’s click-through terms and conditions for website sales and authorization of payment through credit card or another form of payment for sales made over the phone) as a customer contract provided that collection is considered probable. For payments that are not made upfront by credit card, the Company assesses insurance eligibility or customer creditworthiness based on credit checks, payment history, and/or other circumstances as appropriate.

Identify the performance obligations in the contract. Product performance obligations include hearing aid systems and related accessories and service performance obligations include extended warranty coverage. The Company also offers customers a one-time replacement of certain components of the hearing aid system for a fee (i.e., “loss and damage policy”), which represents an option with material right. However, as the historical redemption rate under the policy has been low, the option is not accounted for as a separate performance obligation. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

The Company has elected to treat shipping and handling activities performed after a customer obtains control of products as a fulfillment activity.

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the 45-day right of return that applies to all products. To estimate product returns, the Company analyzes historical return levels, current economic trends, and changes in customer demand. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price.

Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to historical discounting trends for products and services, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment. Revenue for services (extended warranty) is recognized over time on a ratable basis over the warranty period.

Contract costs

The Company applies the practical expedient to recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period would be one year or less. These incremental costs include processing fees paid to third-party financing vendors, who provide the Company’s customers with the option to finance their purchase. If a customer elects to utilize this service, the Company receives a non-recourse upfront payment for the product sold, less processing fee withheld by the financing vendor. These processing fees are recognized in cost of revenue in the condensed consolidated statements of operations and comprehensive loss as incurred.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based compensation

The Company accounts for stock-based awards at fair value. The fair value of stock options is measured using the Black-Scholes option-pricing model. For stock-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date is the date of grant and the expense is recognized on a straight-line basis over the requisite service period. For stock-based awards with performance-based vesting conditions, the expense is recognized over the requisite service period using the accelerated attribution method.

Prior to the Company’s IPO in October 2020, the Company had not recognized any stock-based compensation associated with grants that vest upon satisfaction of both a service condition and a performance condition that is satisfied upon the closing of the IPO as the performance condition was not considered probable. Upon the closing of the IPO, the Company recorded stock-based compensation (see Note 10 for further details) using the accelerated attribution method for the service period rendered from the date of grant through the closing of the IPO as the performance condition was achieved. The Company accounts for forfeitures as they occur.

Net income (loss) per share attributable to common stockholders

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, convertible preferred stock, convertible notes, convertible preferred stock warrants and common stock options are considered to be potentially dilutive securities.

Recently adopted accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which provides revised accounting requirements for both lessees and lessors. Lessees will recognize ROU assets and lease liabilities for virtually all leases (other than short-term leases upon election). Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. For statement of operations purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The Company early adopted this standard in the fiscal year beginning January 1, 2020. Upon adoption of Topic 842, on January 1, 2020, the Company recorded operating right-of-use assets of $2.2 million, operating lease liabilities of $2.4 million and derecognized the deferred rent liability of $0.2 million. Results for the three and nine months ended September 30, 2020 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840). The Company elected the practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and determination of whether initial direct costs qualify for capitalization.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This standard was effective for the Company in the fiscal year beginning January 1, 2020. The adoption of this standard did not materially impact the Company’s condensed consolidated financial statements and related disclosures.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This new standard is effective for the Company in the fiscal year beginning January 1, 2023 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$544	$544

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$396	$396

Convertible preferred stock warrant liability

The Company estimates the fair value of its convertible preferred stock warrant liability using the Black-Scholes option-pricing model, assumptions that are based on the individual characteristics of the warrants on the valuation date, and assumptions related to the fair value of the underlying stock, expected volatility, expected life, dividends, and risk-free interest rate. Due to the nature of these inputs, the warrants are considered a Level 3 liability.

The fair value of the convertible preferred stock warrants as of September 30, 2020 was determined by probability-weighting the fair value under a scenario in which the Company completes an IPO and a scenario in which the Company stays private.

The following table provides a summary of the change in the estimated fair value of the Company’s convertible preferred stock warrant liability:

Total
(in thousands)
Balance — December 31, 2018	$81
Fair value of convertible preferred stock warrants issued in connection with debt financing	41
Change in fair value of warrant liability	84
Balance — September 30, 2019	$206

Total
(in thousands)
Balance — December 31, 2019	$396
Fair value of convertible preferred stock warrants issued in connection with debt financing	270
Change in fair value of warrant liability	(122)
Balance — September 30, 2020	$544

The fair value of the convertible preferred stock warrants was determined using the following assumptions as of each reporting date:

	September 30,	December 31,
Valuation assumptions:	2020	2019
Expected volatility	70%—71%	43%—67%
Expected term	2.2—9.9 years	1.0—8.6 years
Risk-free interest rate	0.14%—0.69%	1.59%—1.88%
Dividend yield	—	—

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative liability

The 2020 Notes contain embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability on issuance using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability on issuance. The estimated probability and timing of underlying events triggering the redemption features, conversion feature or put option contained within the 2020 Notes are inputs used to determine the estimated fair value of the entire instrument with the embedded derivative.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability:

Total
(in thousands)
Balance — December 31, 2019	$—
Initial fair value of derivative liability	2,879
Change in fair value of derivative liability	206
Extinguishment of derivative liability	(3,085)
Balance — September 30, 2020	$—

In July 2020, the embedded derivative liability was settled upon the extinguishment of the 2020 Notes. Refer to Note 6 for further discussion.

4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	September 30,	December 31,
	2020	2019
	(in thousands)
Raw materials	$1,163	$1,115
Finished goods	2,126	1,765
Total inventories	$3,289	$2,880

Property and equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Tools and lab equipment	$3,630	$2,885
Capitalized software	5,753	3,148
Furniture and fixtures	906	906
Leasehold improvements	757	757
Computer and equipment	288	423
	11,334	8,119
Less accumulated depreciation and amortization	(4,388)	(2,719)
Total property and equipment, net	$6,946	$5,400

Depreciation and amortization for the three months ended September 30, 2020 and 2019 amounted to $0.7 million and $0.4 million, respectively, which includes amortization of capitalized software costs of $0.2 million and $0.1 million, respectively. Depreciation and amortization for the nine months ended September 30, 2020 and 2019 amounted to $1.8 million and $1.0 million, respectively, which includes amortization of capitalized software costs of $0.6 million and $0.2 million, respectively.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Allowance for sales returns	$3,123	$3,759
Accrued compensation	4,428	2,739
Accrued vendor costs	438	2,776
Refunds due to customers	1,050	215
Accrued warranty reserve	1,770	450
Total accrued expenses	$10,809	$9,939

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Nine months ended September 30,	Year ended December 31,
	2020	2019
	(in thousands)
Accrued warranty reserve, beginning balance	$450	$53
Charged to cost of revenue	2,318	1,589
Utilization of accrued warranty reserve	(998)	(1,192)
Accrued warranty reserve, ending balance	$1,770	$450

5. Commitment and contingencies

Operating leases

The Company has entered into non-cancelable operating leases for its offices. These leases generally contain scheduled rent increases and renewal options, which are not included in the determination of lease term unless the Company is reasonably certain that the renewal option would be exercised.

As of September 30, 2020, the Company recorded an aggregate ROU asset of $1.4 million and an aggregate lease liability of $1.5 million in the accompanying unaudited condensed consolidated balance sheet. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 7.1%. The weighted-average remaining lease term is 1.3 years.

For the three and nine months ended September 30, 2020, the Company incurred $0.3 million and $0.9 million of operating lease costs. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the three and nine months ended September 30, 2020. Cash paid for amounts included in the measurement of operating lease liabilities were $0.3 million and $1.0 million for the three and nine months ended September 30, 2020.

As of September 30, 2020, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Operating leases
(in thousands)
Remainder of 2020	$335
2021	1,074
2022	167
Total minimum future lease payments	1,576
Present value adjustment for minimum lease commitments	(67)
Total lease liability	$1,509

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2019, undiscounted future minimum lease payments due under the non-cancelable operating leases (as defined by prior guidance) are as follows:

Operating leases
(in thousands)
2020	$1,349
2021	1,092
2022	167
Total minimum future lease payments	$2,608

Litigation

The Company may become involved in legal proceedings in the ordinary course of its business. The Company does not believe that any lawsuits or claims currently pending against it, individually or in the aggregate, are material, or will have a material adverse effect on its financial condition, results of operations or cash flows. The Company is subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. The Company has estimated exposure and established reserves for its estimated sales tax audit liability.

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.

6. Debt obligations

2018 Loan Agreement

In June 2018, the Company entered into a Loan and Security Agreement (the “2018 Loan Agreement”) with Silicon Valley Bank. Under the terms of the 2018 Loan Agreement, Silicon Valley Bank made available to the Company term loans in an aggregate principal amount of $12.5 million and the Company borrowed $5.0 million in October 2018, $1.0 million in November 2018 and $1.0 million in December 2018. The term loans under the 2018 Loan Agreement mature in June 2022, with interest-only monthly payments for a specified period of time. Interest on the term loans accrued at a per annum rate equal to the Wall Street Journal prime rate minus 1.0% with a floor of 0.0%.

Amendments to the 2018 Loan Agreement

In January 2019, the Company executed the First Amendment to the Loan and Security Agreement, which extended the interest-only period for all borrowings under the agreement until January 2020. No other terms were amended. In June 2019, the Company borrowed an additional $5.0 million to increase the total principal balance to $12.0 million.

In May 2020, the Company executed the Second Amendment to its Loan and Security Agreement, which deferred the principal payments due between May 2020 and July 2020 such that the deferred amounts will be repaid in equal monthly payments that started in August 2020 through the scheduled maturity of the loan in June 2022. The amendment was accounted for as a modification.

In connection with the execution of the 2018 Loan Agreement, the Company issued warrants to purchase 30,173 shares of Series C convertible preferred stock. In connection with the June 2019 borrowing, the Company issued Silicon Valley Bank warrants to purchase 14,999 shares of Series C convertible preferred stock. The estimated fair value of the warrants at issuance was recorded as a discount on the loan and is amortized to interest expense over the term of the agreement using the effective interest method. In September 2020, the Company executed the Third Amendment to the Loan and Security Agreement (the “Third Amendment”), under which Silicon Valley Bank made available to the Company additional term loans in an aggregate principal amount of $20.0 million. The Company borrowed $15.0 million in September 2020 and used $10.2 million of the proceeds to repay the outstanding balance of $9.5 million and final payment fee of $0.7 million, or 6.0% of the original aggregate principal amount, on the existing term loan.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The term loan under the Third Amendment matures in September 2024 with interest-only monthly payments until January 2022, which was extended to July 2022 upon the completion of the Company’s IPO in October 2020. The term loan accrues interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.0% (4.25% as of September 30, 2020) and includes a final payment fee equal to 6.25% of the original aggregate principal amount. In connection with the execution of the Third Amendment, the Company issued Silicon Valley Bank a warrant to purchase 53,487 shares of Series E convertible preferred stock and authorized a warrant to purchase 17,829 additional shares of Series E convertible preferred stock to be issued upon any subsequent borrowing under the Third Amendment. The amendment was accounted for as a modification.

Borrowings under the Third Amendment are collateralized by substantially all the assets of the Company, excluding intellectual property (but including rights to payment and proceeds thereof). The Third Amendment contains customary affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but do not include any financial covenants. The Company was in compliance with all of the covenants as of September 30, 2020.

As of September 30, 2020, outstanding principal on the term loan and accrual for the final payment fee amounted to $15.0 million. During the nine months ended September 30, 2020 and 2019, the Company recognized interest expense related to the term loans of $0.5 million and $0.5 million, respectively, which is inclusive of amortization of debt discount. The effective interest rate was 8.06% as of September 30, 2020.

Paycheck Protection Program loan

On May 3, 2020, the Company executed a promissory note with MidFirst Bank, which provided for an unsecured loan in an aggregate principal amount of $4.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020.

The PPP Loan provided for a fixed interest rate of 1.0% per year with a maturity date of May 3, 2022. Monthly principal and interest payments due on the PPP Loan were deferred for a six-month period beginning from the date of disbursement of the PPP Loan. The PPP Loan allowed for prepayment by the Company at any time prior to maturity with no prepayment penalty. The Note contained customary event of default provisions.

In August 2020, the Company repaid the PPP Loan in full in the amount of $4.6 million and terminated the related promissory note. During the three and nine months ended September 30, 2020, the Company recognized interest expense related to the PPP Loan of less than $0.1 million.

2020 Convertible Promissory Notes

The Company issued an aggregate of $8.9 million in convertible promissory notes in March 2020 (the “2020 Notes”) and an additional aggregate of $1.2 million in April 2020 in a subsequent closing. The 2020 Notes accrued interest at a rate of 6.0% per annum and mature in March 2021. Upon maturity, the majority note holders have the option of having outstanding principal and unpaid accrued interest paid in cash or converted into Series D convertible preferred stock.

In the event of a qualified sale of preferred stock or other equity securities resulting in aggregate gross proceeds to the Company of at least $15.0 million, all principal and accrued and unpaid interest under the 2020 Notes will automatically convert into the preferred stock issued in such a financing at a price per share equal to 80% of the lowest price per share of the preferred stock sold in the financing (redemption feature). In the event of an IPO, all principal and accrued and unpaid interest under the 2020 Notes will automatically convert into common stock at a price per share equal to 90% of the public offering price (redemption feature).

The 2020 Notes also contained an option whereby in the event of a change of control event, at the option of the holders holding a majority in outstanding principal amount of the 2020 Notes, all principal and accrued and unpaid interest under the 2020 Notes will be convertible into the Company’s Series D convertible preferred stock at its original issue price (conversion feature) or, alternatively, such holders may elect to require the Company to pay to all 2020 Note holders an amount equal to the principal amount then outstanding and any accrued but unpaid interest plus an amount equal to 100% of the outstanding principal and accrued and unpaid interest (put option).

The above mentioned redemption features, conversion feature and the put option contained in the 2020 Notes were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Upon the issuances of the 2020 Notes, the Company recorded the fair value of the derivative liability of $2.9 million as a debt discount on the 2020 Notes and as a single compound derivative instrument. The debt discount was being amortized to interest expense using the effective interest method over the term of the 2020 Notes. During the nine months ended September 30, 2020, the Company recognized interest expense related to the 2020 Notes of $0.9 million, which is inclusive of amortization of debt discount.

In July 2020, the 2020 Notes were redeemed whereby the outstanding principal balance of $10.1 million and accrued interest of $0.2 million was converted into 1,889,548 shares of Series E convertible preferred stock at a conversion price of $5.427 per share, a price equal to 80% of the $6.7836 per share paid by the investors in the Series E preferred stock financing. The redemption of the 2020 Notes was accounted for as a debt extinguishment, which resulted in a loss of $1.6 million that was recognized in other income (expense) in the consolidated statement of operations and comprehensive loss. The loss on extinguishment was calculated as the difference between (i) the fair value of the shares of Series E convertible preferred stock issued to settle the 2020 Notes and (ii) the carrying value of the 2020 Notes, net of the unamortized debt discount, plus the fair value of the derivative liability associated with the 2020 Notes at the time of extinguishment.

7. Convertible preferred stock

Series E convertible preferred stock issuances

In July and August 2020, the Company issued an aggregate of 10,513,921 shares of Series E convertible preferred stock at a purchase price of $6.7836 per share in exchange for net proceeds of approximately $67.3 million.

Contemporaneous with the initial closing of the Series E convertible preferred stock financing, the 2020 Notes (see Note 6) were redeemed whereby all of the outstanding principal and accrued interest amounting to $10.3 million was converted into 1,889,548 shares of Series E convertible preferred stock.

In connection with the Series E convertible preferred stock financing, the Company amended and restated its certificate of incorporation to effect anti-dilution adjustments to prior series of convertible preferred stock that were issued, which changed the conversion prices for each share of convertible preferred stock from $27.87, $60.60, $9.0201, $9.0201, $7.2162 and $13.374 for the Series A convertible preferred stock, Series B convertible preferred stock, Series B-1 convertible preferred stock, Series C convertible preferred stock, Series C-1 convertible preferred stock and Series D convertible preferred stock, respectively, to $19.599, $39.6303, $8.0625, $8.0625, $6.9585, $10.7271, respectively.

The amended and restated certificate of incorporation filed in connection with the Series E convertible preferred stock financing also amended the liquidation right held by holders of Series C and Series C-1 convertible preferred stock under which such holders were entitled to an aggregate liquidation amount per share from up to two times the original issue price to one times the original issuance price for the related series upon the event of a liquidation, dissolution, or winding up of the Company. This amendment of the liquidation right was determined to be significant using the qualitative approach. As such, the Company accounted for the amendment as an extinguishment of the outstanding Series C and Series C-1 convertible preferred stock and recorded a gain on extinguishment of $9.8 million on the date of the filing of the charter. The gain on the extinguishment of Series C and Series C-1 convertible preferred stock was calculated by taking the difference between the net carrying value of $59.7 million of Series C and Series C-1 convertible preferred stock immediately prior to the amendment of the liquidation right and the fair value of $49.9 million of the new of Series C and Series C-1 convertible preferred stock that for accounting purposes was deemed to be issued in connection with the amended and restated certificate of incorporation filed in connection with the Series E convertible preferred stock financing. The gain on extinguishment was recorded as a deemed contribution in equity and was recorded as a decrease to the net loss attributable to common stockholders for the three and nine months ended September 30, 2020 and as an increase to additional paid in capital.

In October 2020, immediately prior to the completion of the IPO (see Note 10), all of the then-outstanding shares of convertible preferred stock automatically converted into 28,196,388 shares of common stock at the applicable conversion ratio then in effect.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Convertible preferred stock consists of the following:

	September 30, 2020
	Shares authorized	Shares issued and outstanding	Net carrying value	Aggregate liquidation preference
	(in thousands, except share amounts)
Series A convertible preferred stock	1,282,894	423,713	$16,130	$16,271
Series B convertible preferred stock	82,972	27,652	2,229	2,473
Series B-1 convertible preferred stock	2,539,761	838,892	22,871	23,003
Series C convertible preferred stock	11,311,611	3,725,354	29,274	33,603
Series C-1 convertible preferred stock	8,740,486	2,913,490	20,585	21,024
Series D convertible preferred stock	11,690,151	3,896,711	51,952	52,115
Series E convertible preferred stock	37,460,448	12,403,469	80,084	84,140
Total convertible preferred stock	73,108,323	24,229,281	$223,125	$232,629

The Company classifies its convertible preferred stock outside of total stockholders’ deficit because, in the event of certain “liquidation events” that are not solely within the control of the Company (including a merger, acquisition or sale of all or substantially all of the Company’s assets), the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the reporting dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if and when it becomes probable that such liquidation event will occur.

8. Stock-based compensation

Total stock-based compensation is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$9	$3	$17	$7
Research and development	295	83	550	183
Sales and marketing	344	73	594	126
General and administrative	719	298	1,202	681
Total stock-based compensation	$1,367	$457	$2,363	$997

Stock-based compensation includes the impact of the Company repricing its stock options in August 2020 by canceling 1,574,243 option grants with a per share exercise price higher than $2.55 in exchange for 1,574,243 new option grants at an exercise price of $2.55 per share. Except for the change in exercise price, the new options had the same terms and conditions as the original options, including the contractual term, vesting schedule and the vesting start date. The total amount of stock-based compensation associated with the repricing is $1.2 million. During the three and nine months ended September 30, 2020, the Company recognized $0.4 million of stock-based compensation associated with the repricing, of which $0.3 million relates to options that were already vested on the date of modification. As of September 30, 2020, the Company has unrecognized stock-based compensation related to the repricing of $0.8 million to be expensed over the remaining vesting term of the new options.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Determination of fair value

The estimated grant-date fair value of the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
Valuation assumptions:	2020	2019	2020	2019
Expected volatility	68%-71%	59%	60%-71%	58%-59%
Expected term	5.1-7.0 years	6.0-6.1 years	5.1-7.0 years	5.0-10.0 years
Risk-free interest rate	0.23%-0.46%	1.46%-1.72%	0.23%-1.20%	1.46%-2.51%
Dividend yield	—	—	—	—

Equity incentive plan

As of September 30, 2020, the Company had reserved 7,104,636 shares of common stock for issuance under the 2010 Equity Incentive Plan (the “2010 Plan”).

Activity under the 2010 Plan is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2019	3,474,052	$2.93	8.55	$16,440
Grants	3,885,943	3.45
Exercises	(268,656)	1.33
Cancelled/forfeited	(329,827)	3.72
Balance September 30, 2020	6,761,512	$2.53	8.97	$21,620
Vested and exercisable at September 30, 2020	1,547,632	$1.71	7.51	$6,806

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020 and 2019 were $3.05 and $2.75 per share, respectively.

The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the Board of Directors.

As of September 30, 2020, total unrecognized stock-based compensation related to outstanding unvested stock options was $16.3 million, which the Company expects to recognize over a remaining weighted-average period of 3.22 years.

Performance awards

In August 2020, the Company granted 1,129,270 stock options with both service-based vesting conditions and performance-based vesting conditions based on operating results that were deemed probable as of September 30, 2020. The grant date fair value of the awards was $3.7 million. The Company recorded $0.2 million in related stock-based compensation during the nine months ended September 30, 2020 based on the relative satisfaction of performance conditions based on performance to date. The performance-based conditions terminated upon the closing of the IPO in October 2020 per the original terms of the awards, with the service-based vesting conditions remaining in effect.

In September 2020, the Company granted 212,489 stock options with both service-based and performance-based vesting conditions. The grant date fair value of the awards was $0.7 million. While the performance-based vesting condition was satisfied upon the completion of the IPO in October 2020, it was not considered probable until such event actually occurred and therefore not deemed probable as of September 30, 2020.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Net income (loss) per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Convertible preferred stock	28,196,388	13,710,242	28,196,388	13,710,242
Common stock options issued and outstanding	6,761,512	3,438,285	6,761,512	3,438,285
Convertible preferred stock warrants	137,812	73,913	137,812	73,913
Total	35,095,712	17,222,440	35,095,712	17,222,440

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(9,726)	$(12,157)	$(28,056)	$(31,139)
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	9,840	—	9,840	—
Undistributed earnings allocated to participating securities	(114)	—	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$—	$(12,157)	$(18,216)	$(31,139)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted	398,895	262,785	315,546	253,701
Net income (loss) per share attributable to common stockholders, basic and diluted	$—	$(46.26)	$(57.73)	$(122.74)

10. Subsequent events

Reverse stock split

In October 2020, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 3-for-1 basis, which was effective as of October 8, 2020. The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, convertible preferred stock, warrants to purchase convertible preferred stock, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Initial public offering

On October 20, 2020, the Company closed its IPO, in which the Company issued and sold 7,851,852 shares of its common stock, and concurrently sold an additional 1,177,777 shares upon the full exercise of the underwriters’ option to purchase additional shares. In connection with the IPO, including the underwriters’ option to purchase additional shares, the Company issued and sold an aggregate of 9,029,629 shares of common stock at $18.00 per share, raising approximately $148.1 million in proceeds, net of underwriting discounts and commissions of $11.4 million and estimated offering costs of $3.1 million, of which $1.3 million were incurred as of September 30, 2020.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Immediately prior to the closing of the IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into 28,196,388 shares of common stock at the applicable conversion ratio then in effect. Further, all of the then-outstanding convertible preferred stock warrants were converted into warrants to purchase 137,812 shares of common stock and the convertible preferred stock warrant liability was reclassified to additional paid in capital.

Upon the closing of the IPO, the Company recognized $0.1 million of cumulative stock-based compensation associated with stock options that begin vesting upon the achievement of a performance condition satisfied on the IPO for the service period rendered from the date of grant through the completion of the IPO.

Amended and restated certificate of incorporation

In connection with the IPO, the Company filed an amended and restated certificate of incorporation effective immediately prior to the closing of the IPO that authorized the issuance of up to 300,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

2020 Equity Incentive Plan

In October 2020, the Company’s Board of Directors and stockholders adopted and approved the 2020 Equity Incentive Plan, (the “2020 Plan”). The Company’s 2010 Stock Plan was terminated in connection with the IPO and no further grants will be made under the 2010 Plan from the date that the 2020 Plan became effective. The Company reserved 4,687,685 shares of common stock for future issuance under the 2020 Plan, from which options for 114,211 shares of common stock were granted upon the pricing of the IPO.

2020 Employee Stock Purchase Plan

In October 2020, the Board of Directors and stockholders also adopted and approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 726,773 shares of common stock for future issuance under the ESPP.

Exercise of common stock warrants

Subsequent to the closing of the IPO, in October 2020 and November 2020, Silicon Valley Bank net exercised 119,107 common stock warrants into 93,440 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a result of many factors, including those factors set forth in the “Risk factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Forward-looking statements

This Quarterly Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

Overview

We are a medical device company dedicated to improving the quality of life of people with hearing loss. We developed the Eargo solution to create a hearing aid that consumers actually want to use. Our innovative product and go-to-market approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost.

We believe our Eargo hearing aids are the first and only virtually invisible, rechargeable, completely-in-canal, FDA regulated, exempt Class I device for the treatment of hearing loss. Our rapid pace of innovation is enabled by our deep industry and technical expertise across mechanical engineering, product design, audio processing, clinical and hearing science, consumer electronics and embedded software design, and is supported by our strategic intellectual property portfolio.

We market and sell our hearing aids direct to consumers with a personalized, consumer-centric approach. Our commercial organization consists of a talented marketing team with deep experience in consumer-focused brand and performance marketing, a team of inside sales consultants, and a dedicated customer support team of licensed hearing professionals. We generate revenue from orders processed primarily through our website and over the phone by our sales consultants.

We believe that our differentiated hearing aids, consumer-oriented approach and strong brand have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 49,000 Eargo hearing aid systems sold, net of returns, as of September 30, 2020.

For the three months ended September 30, 2020, we generated revenue, net of $18.2 million, an increase of $10.5 million from the three months ended September 30, 2019, respectively. For the nine months ended September 30, 2020, we generated revenue, net of $46.8 million, an increase of $24.6 million from the nine months ended September 30, 2019, respectively. During the above periods, all our revenue was generated from customers in the United States.

Our net losses were $9.7 million and $28.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $187.3 million and $159.2 million, respectively. We expect to continue to incur losses for the foreseeable future.

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $70.2 million and $13.4 million, respectively. Our primary sources of capital to date have been from private placements of our convertible preferred securities, the incurrence of indebtedness and, to a lesser extent, revenue from the sale of our products.

Recent developments

On October 15, 2020, our Registration Statements on Form S-1 (File No. 333-24907) relating to our IPO, were declared effective by the Securities Exchange Commission, or SEC. Pursuant to the Registration Statements, we issued and sold aggregate of 9,029,629 shares of common stock (inclusive of 1,177,777 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $18.00 per share for aggregate cash proceeds of approximately $148.1 million, net of underwriting discounts and commissions and offering costs. Immediately prior to the completion of the IPO, all outstanding shares of convertible preferred stock automatically converted into 28,196,388 shares of our common stock. Subsequent to the closing of the IPO, no shares of preferred stock were outstanding.

Factors affecting our business

We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk factors” included elsewhere in this Quarterly Report on Form 10-Q.

Efficient acquisition of new customers

We have spent and expect to continue to spend significant amounts on sales and marketing designed to build a strong brand, achieve broad awareness of our Eargo solution, acquire new customers and convert sales leads. We have also invested and expect to continue investing in growing our teams of sales consultants and licensed hearing professionals to keep pace with increased demand, converting leads into satisfied customers and potentially growing our revenue.

Sales return rate

Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. The most commonly cited reason for returning our hearing aids is unsatisfactory fit, which we believe is a byproduct of our direct-to-consumer model and online distribution that results in nearly all of our customers ordering our product without trying it first. In addition to unsatisfactory fit, the next most cited reason for returns is that our hearing aids do not provide sufficient audio amplification. Customer return accrual rates were approximately 35% and 27% for the year ended December 31, 2019 and for the nine months ended September 30, 2020, respectively. The decline in our rate of return in 2019 and in the nine months ended September 30, 2020 was a result of our initiatives to improve customer service and enhance the quality of our pre-screening assessments and the growth in customers with health insurance coverage for hearing aids and repeat customers, which have generally lower return rates than other customers. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Our development priorities are focused, in part, on adding a refurbishment capability for returned hearing aids, which would allow us to refurbish and re-sell returned devices, which we anticipate would benefit our gross margin, although there is no guarantee that these efforts will succeed.

New product introductions

Our technical capabilities and commitment to innovation have allowed us to deliver product enhancements on a rapid development timeline and support a compelling new product roadmap that we believe will continue to differentiate our competitive position over the next several years. With the launch of the Eargo Neo HiFi in January 2020, we have launched four generations of our hearing aids since 2017, with each iteration having improved audio performance, physical fit and/or comfort. We are focused on continuing to launch new versions of the Eargo hearing solution that further improve audio quality, fit, comfort and/or ease-of-use. We believe that the continued introduction of new products is critical to maintaining existing customers and increasing adoption of our solution, and as such, we expect to continue to invest in research and development to support new product introductions. In connection with our product innovation and iteration, we also need to successfully manage our product transitions to avoid delays in customer purchases, excess or obsolete inventory and increased returns as customers wait for our new products to become available.

Seasonality

Prior to the effects of COVID-19, we have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in quarters when we launch new products and in the fourth calendar quarter as a result of holiday promotional activity.

COVID-19 pandemic

We believe the COVID-19 pandemic thus far has largely resulted in favorable trends for our business. We believe that shelter-in-place restrictions and increased reluctance of consumers to be exposed to the virus, particularly among older individuals that comprise a majority of the population needing hearing aids, have increased the attractiveness to consumers of our hearing solution and our vertically integrated telecare model. We believe our sales model can help consumers decrease their risk of potential exposure to COVID-19 by avoiding multiple trips to hearing aid clinics and close proximity to audiologists and other individuals at such clinics, which are part of the traditional hearing aid sales model. The traditional hearing aid sales channel experienced year-over-year volume declines in the second quarter of 2020, returning to year-over-year volume growth in the third quarter of 2020. Despite this return to growth in the traditional channel, our 2020 third quarter gross systems shipped increased 92% year-over-year.

Although we believe the COVID-19 pandemic has largely resulted in favorable trends for our business, we have experienced business disruptions, particularly at our California headquarters that was subject to a shelter-in-place order. Moreover, travel restrictions, factory closures and disruptions in our supply chain could happen and we may not be able to obtain adequate inventory to sell. In addition, the global pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could limit our ability to access additional capital on favorable terms or at all. If we are unable to access capital on favorable terms or at all, it could negatively affect our liquidity, including our ability to repay our debt obligations.

The ongoing impact of COVID-19 depends on the duration and severity of the pandemic, which are difficult to assess or predict. While we have experienced growth in our sales volume during the COVID-19 pandemic, we cannot be certain whether we will maintain the current level of demand for our hearing aids. As a result, the impact of these or any future factors could be substantially different than what we have experienced to date. Please see the section titled “Risk factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key business metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the following key business metrics, each of which is an important measure that represents the growth of our business:

•	Gross systems shipped. We define our gross systems shipped as the number of hearing aid systems shipped for which we recognized revenue during a period.
•

Return accrual rates. Return accrual rates are determined by management at the end of each period to estimate the percentage of returns made during a period. This determination is informed in part by historic actual return rates. Return accrual rates do not represent actual returns during a period as customers may return the product for a period of time that can extend beyond the period end, which can result in a hearing aid being returned after the period in which the revenue from its sale was recognized. If actual returns differ significantly from the return accrual rate determination made at period end, we may adjust revenue in subsequent periods to reflect the actual returns made. Such an adjustment to revenue will not result in an adjustment to the return accrual rate for the period.

The following table details the number of gross systems shipped and return accrual rates for the periods presented below:

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Gross systems shipped	5,363	4,955	5,257	7,212	7,030	9,040	10,077
Return accrual rate	37%	34%	35%	34%	28%	27%	25%

We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while return accrual rates are an indicator of potential reductions to revenue and an indicator of change to customer mix.

Components of our results of operations

Revenue, net

We generate revenue from the sale of Eargo hearing aid systems, accessories and extended warranties, with the majority of our revenue coming from sales of our Eargo hearing aid systems. We currently offer three versions of our hearing aid systems, the Eargo Max, the Eargo Neo and the Eargo Neo HiFi, at three different price points, and we periodically offer discounts and promotions. For product sales, control is transferred upon shipment to the customer. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. Prior to January 2020, we also offered extended product warranties to our customers which covered the product for an additional year, commencing on the day after the initial one-year warranty expires. For extended warranty sales, control is transferred over time based on time elapsed throughout the extended warranty period.

Cost of revenue and gross margin

Cost of revenue consists of expenses associated with the cost of finished goods, freight, personnel costs, consumables, product warranty costs, transaction fees, reserves for excess and obsolete inventory, depreciation and amortization, and related overhead. We expect cost of revenue to increase in absolute terms as our revenue grows.

Our gross margin has been and will continue to be affected by a variety of factors, including sales volumes, product mix, pricing strategies, costs of finished goods, product warranty claim rates and refurbishment strategies. We expect our gross margin percentage to increase over the long term to the extent we are successful in decreasing our rate of returns and implementing refurbishment programs after new product launches. Any increase in gross margin will likely fluctuate from quarter to quarter as we continue to introduce new products and adopt new technologies.

Research and development expenses

Research and development, or R&D, expenses, consist primarily of engineering and product development costs to develop and support our products, regulatory expenses, non-recurring engineering and other costs associated with products and technologies that are in development, as well as related overhead costs. These expenses include personnel-related costs including salaries and stock-based compensation, supplies, consulting fees, prototyping, testing, materials, travel expenses, depreciation and allocated facility overhead costs. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions, and related overhead costs. We expect R&D expenses, net of capitalized internal use software development costs, to increase in absolute dollars as we continue to develop new products and enhance existing products and technologies.

Sales and marketing expenses

Our sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel-related costs including salaries and stock-based compensation, direct marketing, advertising and promotional expenses, consulting fees, public relations costs and allocated facility overhead costs. Sales and marketing personnel include our inside sales consultants, licensed hearing professionals, marketing professionals and related support personnel. We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the U.S. market and potentially expand into international markets.

General and administrative expenses

Our general and administrative expenses consist primarily of compensation for executive, finance, legal, information technology and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, information technology costs, insurance, general corporate expenses and allocated facility overhead costs.

We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, additional insurance costs, investor relations activities and other administrative and professional services. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Interest income

Interest income consists of interest earned on cash and cash equivalents.

Interest expense

Interest expense consists of interest related to borrowings under our debt obligations and convertible promissory notes.

Other income (expense), net

Other income (expense), net consists primarily of adjustments to the fair value of embedded derivatives associated with certain redemption features of our convertible promissory notes and adjustments to the fair value of our convertible preferred stock warrant liabilities.

Loss on extinguishment of debt

The loss on extinguishment of debt arose on the redemption of our 2020 Notes into shares of our Series E convertible preferred stock in July 2020.

Income tax provision

We use the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Due to our historical operating performance and our recorded cumulative net losses in prior fiscal periods, our net deferred tax assets have been fully offset by a valuation allowance.

Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not, based on the technical merits of the position, that it will be sustained upon examination. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Results of operations

Comparison of the three months ended September 30, 2020 and 2019

	Three months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Revenue, net	$18,186	$7,730	$10,456	135.3%
Cost of revenue	5,434	3,583	1,851	51.7
Gross profit	12,752	4,147	8,605	207.5
Operating expenses:
Research and development	2,871	3,219	(348)	(10.8)
Sales and marketing	12,354	9,290	3,064	33.0
General and administrative	5,163	3,683	1,480	40.2
Total operating expenses	20,388	16,192	4,196	25.9
Loss from operations	(7,636)	(12,045)	4,409	(36.6)
Other income (expense), net:
Interest income	3	136	(133)	(97.8)
Interest expense	(279)	(218)	(61)	28.0
Other income (expense), net	(187)	(30)	(157)	523.3
Loss on extinguishment of debt	(1,627)	—	(1,627)	*
Total other income (expense), net	(2,090)	(112)	(1,978)	1,766
Loss before income taxes	(9,726)	(12,157)	2,431	(20.0)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(9,726)	$(12,157)	$2,431	(20.0)%

Revenue, net

	Three months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Revenue, net	$18,186	$7,730	$10,456	135.3%

Revenue increased by $10.5 million, or 135.3%, from $7.7 million during the three months ended September 30, 2019 to $18.2 million during the three months ended September 30, 2020, primarily due to an increase in the volume of Eargo hearing aid systems shipped, the majority of which were Eargo Neo HiFi systems, which began shipping in January 2020. The increase in revenue was also attributable to a higher average selling price due to introduction of the Neo HiFi systems and a decrease in sales returns as a percentage of systems shipped, which was due to growth in sales to customers with health insurance coverage as such customers generally have lower return rates. Gross systems shipped during the three months ended September 30, 2020 were 10,077, a 91.7% increase compared to the 5,257 gross systems shipped during the comparable period ended September 30, 2019. The increase in volume was driven by expanded national marketing efforts, growth in customers with health insurance coverage for hearing aids and increased customer adoption of our telecare model due to the COVID-19 pandemic.

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Cost of revenue	$5,434	$3,583	$1,851	51.7%
Gross profit	12,752	4,147	8,605	207.5%
Gross margin	70.1%	53.6%

Cost of revenue increased by $1.8 million, or 51.7%, from $3.6 million during the three months ended September 30, 2019 to $5.4 million during the three months ended September 30, 2020. The change was primarily due to the increase in the volume of Eargo hearing aid systems shipped during the period. In addition, product warranty costs increased from $0.4 million during the three months ended September 30, 2019 to $0.7 million during the three months ended September 30, 2020.

Gross margin increased to 70.1% during the three months ended September 30, 2020, compared to 53.6% for the comparable period in 2019. The change in gross margin percentage was primarily due to an increase in the average selling price of systems shipped and a decrease in sales returns as a percentage of systems shipped.

Research and development (R&D)

	Three months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Research and development	$2,871	$3,219	$(348)	(10.8)%

R&D expenses decreased by $0.3 million, or 10.8%, from $3.2 million during the three months ended September 30, 2019 to $2.9 million during the three months ended September 30, 2020. The change was primarily due to a net decrease of $0.6 million in personnel and personnel-related costs resulting from increased capitalized costs associated with the development of internal use software and a decrease in travel costs.

Sales and marketing

	Three months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Sales and marketing	$12,354	$9,290	$3,064	33.0%

Sales and marketing expenses increased by $3.1 million, or 33.0%, from $9.3 million during the three months ended September 30, 2019 to $12.4 million during the three months ended September 30, 2020. The change was primarily due to increases in personnel and personnel-related costs of $1.6 million and increases in direct marketing, advertising and promotional expenses of $1.5 million. The change in personnel and personnel-related costs was primarily due to increased commissions from increased sales and a net increase in salary-related costs.

General and administrative

	Three months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
General and administrative	$5,163	$3,683	$1,480	40.2%

General and administrative expenses increased by $1.5 million, or 40.2%, from $3.7 million during the three months ended September 30, 2019 to $5.2 million during the three months ended September 30, 2020. This change was primarily due to an increase in bad debt expense of $1.4 million directly related to the growth in our insurance payment channel, and an increase in general corporate, personnel and personnel-related costs of $0.6 million, which were partially offset by a decrease in non-capitalizable IPO readiness costs of $0.6 million.

Interest income

	Three months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Interest income	$3	$136	$(133)	(97.8)%

Interest income decreased by $0.1 million, or 97.8%, from $0.1 million during the three months ended September 30, 2019 to less than $0.1 million during the three months ended September 30, 2020. The decrease in interest income was due to lower average cash balance and lower average interest rate during the three months ended September 30, 2020 compared to the same period in 2019.

Interest expense

	Three months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Interest expense	$(279)	$(218)	$(61)	28.0%

Interest expense increased by $0.1 million, or 28.0%, from $0.2 million during the three months ended September 30, 2019 to $0.3 million during the three months ended September 30, 2020. This increase was attributable to interest expense on the 2020 Notes during the three months ended September 30, 2020, for which there was no similar expense in the comparable period in 2019.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Revenue, net	$46,776	$22,175	$24,601	110.9%
Cost of revenue	15,295	11,033	4,262	38.6
Gross profit	31,481	11,142	20,339	182.5
Operating expenses:
Research and development	7,888	8,781	(893)	(10.2)
Sales and marketing	34,041	24,698	9,343	37.8
General and administrative	14,498	8,781	5,717	65.1
Total operating expenses	56,427	42,260	14,167	33.5
Loss from operations	(24,946)	(31,118)	6,172	(19.8)
Other income (expense), net:
Interest income	26	555	(529)	(95.3)
Interest expense	(1,422)	(492)	(930)	189.0
Other income (expense), net	(87)	(84)	(3)	3.6
Loss on extinguishment of debt	(1,627)	—	(1,627)	*
Total other income (expense), net	(3,110)	(21)	(3,089)	14,710
Loss before income taxes	(28,056)	(31,139)	3,083	(9.9)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(28,056)	$(31,139)	$3,083	(9.9)%

Revenue, net

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Revenue, net	$46,776	$22,175	$24,601	110.9%

Revenue increased by $24.6 million, or 110.9%, from $22.2 million during the nine months ended September 30, 2019 to $46.8 million during the nine months ended September 30, 2020, primarily due to an increase in the volume of Eargo hearing aid systems shipped, the majority of which were Eargo Neo HiFi systems, which began shipping in January 2020. The increase in revenue was also attributable to a higher average selling price of Neo HiFi systems and a decrease in sales returns as a percentage of systems shipped, which was due to growth in sales to customers with health insurance coverage and repeat customers as such customers, generally have lower return rates. Gross systems shipped during the nine months ended September 30, 2020 were 26,147, a 67.9% increase compared to the 15,575 gross systems shipped during the comparable period ended September 30, 2019. The increase in volume was driven by expanded national marketing efforts, growth in customers with health insurance coverage for hearing aids and repeat customers, and increased customer adoption of our telecare model due to the COVID-19 pandemic.

Cost of revenue, gross profit, and gross margin

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Cost of revenue	$15,295	$11,033	$4,262	38.6%
Gross profit	31,481	11,142	20,339	182.5%
Gross margin	67.3%	50.2%

Cost of revenue increased by $4.3 million, or 38.6%, from $11.0 million during the nine months ended September 30, 2019 to $15.3 million during the nine months ended September 30, 2020. The change was primarily due to the increase in the volume of Eargo hearing aid systems shipped. Product warranty costs increased from $1.1 million during the nine months ended September 30, 2019 to $2.3 million ended September 30, 2020 due to increased volume of hearing aid units shipped.

Gross margin increased to 67.3% during the nine months ended September 30, 2020, compared to 50.2% for the comparable period in 2019. The change in gross margin percentage was primarily due to an increase in the average selling price of systems shipped and a decrease in sales returns as a percentage of systems shipped.

Research and development (R&D)

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Research and development	$7,888	$8,781	$(893)	(10.2)%

R&D expenses decreased by $0.9 million, or 10.2%, from $8.8 million during the nine months ended September 30, 2019 to $7.9 million during the nine months ended September 30, 2020. The change was primarily due to a net decrease of $1.2 million in personnel and personnel-related costs resulting from increased capitalized costs associated with the development of internal use software and a decrease in travel costs.

Sales and marketing

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Sales and marketing	$34,041	$24,698	$9,343	37.8%

Sales and marketing expenses increased by $9.3 million, or 37.8%, from $24.7 million during the nine months ended September 30, 2019 to $34.0 million during the nine months ended September 30, 2020. The change was primarily due to increases in direct marketing, advertising and promotional expenses of $4.7 million and increases in personnel and personnel-related costs of $4.5 million. The change in personnel and personnel-related costs was primarily due to increased commissions from increased sales and a net increase in salary-related costs.

General and administrative

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
General and administrative	$14,498	$8,781	$5,717	65.1%

General and administrative expenses increased by $5.7 million, or 65.1%, from $8.8 million during the nine months ended September 30, 2019 to $14.5 million during the nine months ended September 30, 2020. This change was primarily due to an increase in bad debt expense of $2.1 million directly related to the growth in our insurance payment channel, terminated IPO costs of $1.6 million, an increase in general corporate costs of $1.5 million due to our preparations to become a public company, and a net increase in personnel and personnel-related costs of $0.6 million.

Terminated IPO costs consist of deferred offering costs expensed upon termination of our previously planned IPO in March 2020. The offering was terminated primarily because of the uncertainty in the public markets during the initial onset of the COVID-19 pandemic. The increase in general corporate costs includes non-capitalizable IPO readiness costs incurred prior to the termination of our previously planned IPO.

Interest income

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Interest income	$26	$555	$(529)	(95.3)%

Interest income decreased by $0.5 million, or 95.3%, from $0.6 million during the nine months ended September 30, 2019 to less than $0.1 million during the nine months ended September 30, 2020. The decrease in interest income was due to lower average interest rate and lower average cash balance during the nine months ended September 30, 2020 compared to the same period in 2019.

Interest expense

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2019	Amount	%
Interest expense	$(1,422)	$(492)	$(930)	189.0%

Interest expense increased by $0.9 million, or 189.0%, from $0.5 million during the nine months ended September 30, 2019 to $1.4 million during the nine months ended September 30, 2020. The increase in interest expense was primarily attributable to $0.9 million in interest expense and amortization of debt discount related to the 2020 Notes during the nine months ended September 30, 2020, for which there was no comparable expense during the same period ended September 30, 2019.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred net losses and negative cash flows from operations. We have funded our operations primarily from the net proceeds received from the sale of our equity securities, indebtedness and to a lesser extent revenue from the sale of our products.

On October 20, 2020, we closed the IPO of our common stock in which we issued and sold 7,851,852 shares of our common stock and concurrently sold an additional 1,177,777 shares upon the full exercise of the underwriters’ option to purchase additional shares. In connection with the IPO, including the underwriters’ option to purchase additional shares, we issued and sold an aggregate of 9,029,629 shares of common stock at $18.00 per share, raising approximately $148.1 million in proceeds, net of underwriting discounts and commissions of $11.4 million and estimated offering costs of $3.1 million.

Debt obligations

2018 Loan

In June 2018, we entered into the 2018 Loan with SVB. Under the 2018 Loan, SVB agreed to provide us access to term loans in an aggregate principal amount of up to $12.5 million. In connection with the 2018 Loan, we issued SVB a warrant to purchase 30,173 shares of Series C convertible preferred stock at an exercise price of $9.0201 per share, with a term of ten years, and authorized the issuance of an additional warrant to purchase 6,022 shares of Series C convertible preferred stock upon the funding of a term loan under the second tranche, or Tranche B. Term loans of $7.0 million were funded in October 2018 through December 2018 under the first tranche.

In January 2019, we amended the 2018 Loan and in connection with this amendment, we authorized the issuance of a warrant to purchase 8,977 shares of our Series C convertible preferred stock upon the funding of a term loan under Tranche B. In June 2019, we borrowed an additional $5.0 million under Tranche B to increase the total outstanding principal balance to $12.0 million. In connection with this borrowing, we issued SVB a warrant to purchase 14,999 shares of our Series C convertible preferred stock at an exercise price of $9.0201 per share, with a term of ten years.

Pursuant to the terms of the 2018 Loan, we made interest-only monthly payments on the term loans through December 31, 2019 and began making monthly payments of interest and amortized principal in January 2020.

In May 2020, we executed an amendment to the 2018 Loan to defer the principal payments due in May 2020 through July 2020 such that the deferred amounts would be repaid in equal monthly payments starting in August 2020 through the maturity of the loan in June 2022.

In September 2020, we executed an amendment to the 2018 Loan to (i) extend the interest-only period for all borrowings until December 31, 2021, which was extended to June 30, 2022 upon the closing of the IPO, (ii) extend the maturity date of the 2018 Loan to September 1, 2024 and (iii) increase the maximum aggregate principal amount of the term loans to $20.0 million, of which we borrowed $15.0 million in September 2020, a portion of which was used to repay all the previously outstanding indebtedness under the 2018 Loan. In connection with this borrowing, we issued SVB a warrant to purchase 53,487 shares of our Series E convertible preferred stock at an exercise price of $6.7836 per share, with a term of ten years. The number of shares of Series E convertible preferred stock issuable pursuant to this warrant will increase by an additional 17,829 shares if we borrow additional amounts under our term loan facility. As of September 30, 2020, we had $15.0 million in principal outstanding under the 2018 Loan.

Interest on the 2018 Loan accrues at a per annum rate equal to the Wall Street Journal prime rate plus 1.0%, or 4.25% as of September 30, 2020. We are permitted to prepay the outstanding principal balance advanced under the 2018 Loan in whole but not in part, subject to a prepayment fee of 3.0%, which reduces to 2.0% in September 2021 and to 1.0% in September 2022. We are also required to pay a final payment fee equal to 6.25% of the total term loans advanced, which was $0.9 million as of September 30, 2020, due upon the earliest of maturity, acceleration, prepayment or termination of the 2018 Loan.

Under the terms of the 2018 Loan, we granted SVB first priority liens and security interests in substantially all of our assets as collateral, excluding our intellectual property. The 2018 Loan also contains certain representations and warranties, indemnification provisions in favor of SVB, affirmative and negative covenants (including, among other things, limitations on other indebtedness, liens, encumbrances on our intellectual property, acquisitions, investments and dividends and requirements relating to financial reporting, inventory management, returns, insurance and protection of our intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency).

Paycheck Protection Program loan

On May 3, 2020, we executed a promissory note with MidFirst Bank, which provided for an unsecured loan in an aggregate principal amount of $4.6 million, or the PPP Loan, pursuant to the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, that was signed into law on March 27, 2020.

The PPP Loan provides for a fixed interest rate of 1.0% per year with a maturity date of May 3, 2022. Monthly principal and interest payments due on the PPP Loan are deferred for a six-month period beginning from the date of disbursement of the PPP Loan. The PPP Loan may be prepaid by us at any time prior to the maturity with no prepayment penalty. The PPP Loan contains customary event of default provisions.

In August 2020, we repaid the PPP Loan in full in the amount of $4.6 million and terminated the related promissory note.

2020 Notes

We issued an aggregate of $8.9 million in convertible promissory notes in March 2020 and an additional aggregate of $1.2 million in April 2020 in a subsequent closing. The 2020 Notes accrued interest at a rate of 6.0% per annum with a maturity date in March 2021.

The 2020 Notes contained redemption features, a conversion feature and a put option that were determined to be embedded derivatives requiring bifurcation as a single compound financial instrument. Upon the issuance of the 2020 Notes, we recorded the fair value of the derivative liability of $2.9 million as a debt discount on the 2020 Notes and as a single compound derivative instrument. The debt discount is being amortized to interest expense using the effective interest method over the term of the 2020 Notes.

Pursuant to their terms, the 2020 Notes were redeemed in July 2020 in conjunction with our Series E convertible preferred stock financing, and the outstanding principal and accrued interest of $10.3 million were converted to 1,889,548 shares of our Series E convertible preferred stock at a conversion price of $5.427 per share, a price equal to 80% of the $6.7836 per share paid by the investors in the Series E convertible preferred stock financing.

Funding requirements

As of September 30, 2020, we had cash and cash equivalents of $70.2 million, which are available to fund operations, and an accumulated deficit of $187.3 million. In connection with our IPO, we received net proceeds of approximately $148.1 million.

We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financings or other sources. If this financing is not available to us at adequate levels, we may need to reevaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, and cash generated from sales of our products, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this filing.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(20,052)	$(29,193)
Net cash used in investing activities	(3,445)	(2,633)
Net cash provided by financing activities	80,337	5,905
Net increase (decrease) in cash	$56,840	$(25,921)

Operating activities

During the nine months ended September 30, 2020, cash used in operating activities was $20.1 million, attributable to a net loss of $28.1 million and a net change in our net operating assets and liabilities of $2.0 million, partially offset by non-cash charges of $10.0 million. Non-cash charges primarily consisted of $2.4 million in stock-based compensation, $2.1 million in bad debt expense, $1.6 million in loss on extinguishment of debt, $1.8 million in depreciation and amortization, $1.2 million in non-cash interest expense and amortization of debt discount and $0.8 million in non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to a $2.7 million increase in accounts receivable, a $0.9 million decrease in lease liabilities, a $0.4 million increase in inventories to support the growth in sales, a $0.2 million decrease in deferred revenue and a $0.1 million decrease in other liabilities. These changes were partially offset by a $1.0 million decrease in other assets, a $0.6 million increase in accounts payable, a $0.4 million increase in other current liabilities, a $0.1 million increase in accrued expenses, and a $0.2 million decrease in prepaid expenses and other current assets.

During the nine months ended September 30, 2019, cash used in operating activities was $29.2 million, attributable to a net loss of $31.1 million and a net change in our net operating assets and liabilities of $0.4 million, partially offset by non-cash charges of $2.3 million. Non-cash charges primarily consisted of $1.0 million in depreciation and amortization, $1.0 million in stock-based compensation, $0.2 million in non-cash interest expense and amortization of debt discount and $0.1 million from the change in fair value of warrant liability. The change in our net operating assets and liabilities was primarily due to a $1.1 million increase in inventories to support the growth in sales, $0.6 million decrease in accounts payable, $0.3 million increase in other assets, $0.2 million increase in prepaid expenses and other current assets, $0.2 million decrease in other current liabilities and $0.1 million increase in accounts receivable. These changes were partially offset by a $1.8 million increase in accrued expenses, and $0.4 million increase in deferred revenue.

Investing activities

During the nine months ended September 30, 2020, cash used in investing activities was $3.4 million, which consisted of $2.6 million in capitalized costs related to the development of internal use software and $0.8 million related to the purchase of property and equipment.

During the nine months ended September 30, 2019, cash used in investing activities was $2.6 million, which consisted of $1.6 million related to the purchase of property and equipment and $1.0 million in capitalized costs related to the development of internal use software.

Financing activities

During the nine months ended September 30, 2020, cash provided by financing activities was $80.3 million, attributable to $67.9 million in net proceeds from the issuance of our Series E convertible preferred stock, $19.6 million in borrowings under our term loan and PPP loan, $10.1 million in proceeds from the issuance of convertible notes, and $0.4 million from the exercise of stock options, partially offset by $17.3 million in debt repayments, which includes repayment of our PPP loan.

During the nine months ended September 30, 2019, cash provided by financing activities was $5.9 million. This was attributable to the net proceeds of $5.0 million from borrowings under our term loan and $0.9 million from the issuance of our Series D convertible preferred stock.

Contractual obligations and commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2019:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,608	$1,349	$1,259	$—	$—
Debt, principal and interest(1)	$13,306	$5,171	$8,135	$—	$—
Total	$15,914	$6,520	$9,394	$—	$—

(1)

We borrowed an aggregate of $12.0 million pursuant to a term loan under the 2018 Loan. Principal and interest payments associated with the 2018 Loan, including a final one-time payment of $0.7 million, are included in the above table. On May 2020, we amended the 2018 Loan to defer the principal payments due in May through July 2020 such that the deferred amounts would be repaid in equal monthly payments starting in August 2020 through the maturity of the loan in June 2022.

In September 2020, we amended the 2018 Loan to (i) increase the final fee to 6.25% of the loans funded thereunder, (ii) extend the interest-only period for all borrowings under the 2018 Loan until December 31, 2021 or, if we achieve certain milestones, June 30, 2022, (iii) remove the 0.0% interest rate floor, (iv) increase the maximum aggregate principal amount of the term loans to $20.0 million and (v) extend the maturity date of the 2018 Loan to September 1, 2024. We also borrowed $15.0 million in connection with the amendment, a portion of which was used to repay all the previously outstanding indebtedness under the 2018 Loan.

In March 2020, we issued an aggregate of $10.1 million in 2020 Notes, which accrue interest at 6.0% per annum and mature in 2021. The 2020 Notes were redeemed into shares of Series E convertible preferred stock in July 2020 in conjunction with our Series E convertible preferred stock financing.

In May 2020, we borrowed an aggregate of $4.6 million under our PPP Loan. We repaid the PPP loan in full in August 2020 in the amount of $4.6 million.

In addition, pursuant to a supply agreement with one of our suppliers, we have agreed to a minimum purchase commitment through June 2020 for the purchase of amplifier assemblies. As of December 31, 2019, we had a remaining purchase commitment of $0.3 million. These payments are not included in this table of contractual obligations.

Off-balance sheet arrangements

During the period presented, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions regarding the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Prospectus dated October 15, 2020, except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock-based awards at grant date. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in our Prospectus. Following our IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Select Market on the date of grant will be used to determine the exercise price per share of our share-based awards to purchase common stock.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and our interim condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of September 30, 2020 and December 31, 2019 consisted of $70.2 million and $13.4 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of September 30, 2020 and December 31, 2019, we had $15.0 million and $12.0 million, respectively, in variable rate debt outstanding. The 2018 Loan matures in September 2024 and has interest-only payments until July 2022. The 2018 Loan accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 1.0% with a floor of 0.0% (4.25% as of September 30, 2020).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 1A. Risk Factors.

Risk factor summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

•	We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.
•	We have a history of net losses and we may not achieve or maintain profitability in the future.
•

We are deploying a new business model in an effort to disrupt a relatively mature industry. In order to successfully challenge incumbent business models and become profitable, we will need to continue to refine our product and strategy.

•	We operate in a highly competitive industry, and competitive pressures could have a material adverse effect on our business.
•

If we are unable to reduce our return rates or if our return rates increase, our net revenue may decrease or grow more slowly than we anticipate, and our business, financial condition and results of operations could be adversely affected.

•

We depend on sales of our hearing aids for our revenue. Demand for our hearing aids may not increase as rapidly as we anticipate due to a variety of factors, including a weakness in general economic conditions or competitive pressures.

•	If we cannot innovate at the pace of our hearing aid manufacturing competitors, we may not be able to develop or exploit new technologies in time to remain competitive.
•

Changes in the regulatory landscape for hearing aid devices could render our consumer-first business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.

•	Our business, financial condition, results of operations and growth may be impacted by the effects of the COVID-19 pandemic.
•

We currently rely on a single manufacturer for the assembly of our hearing aids. If we encounter manufacturing problems or delays, we may be unable to promptly transition to an alternative manufacturer and our ability to generate revenue will be limited.

•	We rely on the timely supply of components and parts and could suffer if suppliers fail to meet their delivery obligations, raise prices or cease to supply us with components or parts.
•

If the quality of our hearing solution does not meet consumer expectations, or if our products wear out more quickly than expected, then our brand and reputation or our business could be adversely affected.

•	The size and expected growth of our addressable market has not been established with precision, and may be smaller than we estimate.
•

Our success depends in part on our proprietary technology, and if we are unable to obtain, maintain or successfully enforce our intellectual property rights, the commercial value of our products and services will be adversely affected and our competitive position may be harmed.

Risk factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks relating to our industry and business

We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.

We were organized in 2010 and began selling hearing aids in 2015. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing the demand for our products. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations.

In addition, we have experienced recent rapid growth and anticipate further growth, although the COVID-19 pandemic may substantially impact our future growth. For example, our revenue increased from $23.2 million for the year ended December 31, 2018 to $32.8 million for the year ended December 31, 2019 and from $22.2 million for the nine months ended September 30, 2019 to $46.8 million for the nine months ended September 30, 2020.

This growth has placed significant demands on our management, financial, operational, technological and other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. In particular, continued growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

We have a history of net losses, and we may not achieve or maintain profitability in the future.

We have incurred net losses since inception. For the years ended December 31, 2017, 2018 and 2019, we incurred net losses of $24.6 million, $33.8 million and $44.5 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019, we incurred net losses of $28.1 million and $31.1 million, respectively. As a result of our ongoing losses, as of September 30, 2020, we had an accumulated deficit of $187.3 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of the COVID-19 pandemic.

Our long-term success is dependent upon our ability to successfully develop, commercialize and market our products, earn revenue, obtain additional capital when needed and, ultimately, to achieve profitable operations. We will need to generate significant additional revenue to achieve profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We are deploying a new business model in an effort to disrupt a relatively mature industry. In order to successfully challenge incumbent business models and become profitable, we will need to continue to refine our product and strategy.

Our direct-to-consumer business model is new to the hearing aid industry. Our products are currently primarily available direct-to-consumer and are therefore generally not sold by channels which consumers would traditionally look to for the treatment of their hearing loss. Because audiologists and hearing clinics do not currently offer our products, they are unlikely to recommend our products as a solution to their patients. If we are unable to reach this population through our online or direct marketing, the estimated market size for our products may be lower than we anticipate.

Delivery of hearing aids via a direct-to-consumer model represents a change from the traditional channel, which requires in-person visits to one or more hearing care professionals, and consumers may be reluctant to accept this model or may not find it preferable to the traditional channel. In addition, consumers may not respond to our direct marketing campaigns, or we may be unsuccessful in reaching our target audience, particularly if we expand our sales efforts in foreign jurisdictions where our advertising and distribution model may be more heavily regulated. If consumers prove unwilling to adopt our model as rapidly or in the numbers that we anticipate, our business, financial condition and results of operations could be materially harmed.

We operate in a highly competitive industry, and competitive pressures could have a material adverse effect on our business.

The worldwide market for hearing aids is competitive in terms of pricing, product quality, product innovation and time-to-market. We face strong competitors, which have greater resources and stronger financial profiles that may enable them to better exploit changes in our industry on a cost-competitive basis and to be more effective and faster in capturing available market opportunities, which in turn may negatively impact our market share. There are five major traditional manufacturer competitors in the industry—GN Store Nord, Sonova, Starkey, William Demant and WS Audiology—who together control a significant majority of the hearing aid market.

In addition to these manufacturer competitors, Costco sells multiple brands of hearing aids, including those of the traditional manufacturers and Costco’s own white-label Kirkland Signature brand of hearing aid, at prices ranging from approximately $1,499 to $2,899 per pair. We estimate that during 2019, Costco dispensed approximately 14% of the hearing aids distributed in the United States, which percentage is expected to increase going forward. The United States Department of Veterans Affairs, or the VA, is also a significant provider of hearing aids and provides hearing aids at no charge to its patients. We estimate that, in 2019, the VA dispensed approximately 19% of the hearing aids distributed in the United States. Our products are not distributed by Costco, or on contract or currently eligible to be distributed by the VA.

We also face competition from companies that introduce new technologies, including consumer electronics companies that sell direct to consumers. For example, in May 2018, the United States Food and Drug Administration, or FDA, granted marketing clearance to Bose Corporation for a “self-fitting air-conduction hearing aid.” The Bose self-fitting hearing aid was cleared under the FDA’s de novo premarket review pathway with the intended use to amplify sound for individuals 18 years of age or older with perceived mild to moderate hearing impairment, with no pre-programming or hearing test necessary. We view our consumer-first model as a competitive advantage, and competitors, including Bose or other consumer electronics companies, that sell hearing aids directly to consumers may erode that advantage. Please see the risk factor below titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

We also face competition from other direct-to-consumer hearing aid providers. Similar to our business model, these hearing aid companies allow consumers to purchase hearing aids remotely, with no need to visit a clinic and they provide remote clinical support. Given the similarities in our business model to these providers, if potential consumers opt to buy their hearing aids from these direct-to-consumer competitors, our business could be adversely affected.

We may be unable to compete with these or other competitors, and one or more of such competitors may render our technology obsolete or economically unattractive. To the extent we expand internationally, we will face additional competition in geographies outside the United States. If we are unable to compete effectively with existing products or respond effectively to any new products developed by competitors, our business could be materially harmed. Increased competition may result in price reductions, reduced gross margins and loss of market share. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

There are a variety of hearing aid products and technologies, and consumer confusion about product features and technology could lead consumers to purchase competitive products instead of our products, or to conflate any adverse events or safety issues associated with third-party hearing aid products with our products, which could adversely affect our business, financial condition and results of operations.

We believe that many individuals do not have full information regarding the types of hearing aids and hearing aid features and technologies available in the market, in part due to the lack of consumer education in the traditional hearing industry sales model. Consumers may not have sufficient information about hearing aids generally or how hearing aid products and technologies compare to each other. This confusion may result in consumers purchasing hearing aids from our competitors instead of our products, even if our hearing aids would provide them with their desired product features. In addition, any adverse events or safety issues relating to competitive hearing aid products and related negative publicity, even if such events are not attributable to our products, could result in reduced purchases of hearing aids by consumers generally. Any of these occurrences could lead to reduced sales of our products and adversely affect our business, financial condition and results of operations.

If we are unable to reduce our return rates or if our return rates increase, our net revenue may decrease or grow more slowly than we anticipate, and our business, financial condition and results of operations could be adversely affected.

Customer return accrual rates were approximately 27% through the third quarter of 2020. Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they increase, our net revenue may decrease or grow more slowly than we anticipate, and our business, financial condition and results of operations could be adversely affected.

We depend on sales of our hearing aids for our revenue. Demand for our hearing aids may not increase as rapidly as we anticipate due to a variety of factors, including a weakness in general economic conditions or competitive pressures.

We expect that revenue from sales of our hearing aids will continue to account for our revenue for the foreseeable future. Continued and widespread market acceptance of hearing aids by consumers is critical to our future success. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions, which have been adversely affected by the COVID-19 pandemic and may continue to be materially adversely affected by the COVID-19 pandemic. Hearing aids are primarily paid for directly by the consumer and, as result, demand can vary significantly depending on economic growth. A general slowdown in the U.S. economy and international economies into which we may expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a reduction in consumer spending on elective or higher value products, or a reduction in demand for hearing aids generally, each of which would have an adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling hearing loss technologies. In such circumstances, consumers may opt to purchase less expensive hearing loss technologies. If there is a reduction in consumer demand for hearing aids generally, if consumers choose to use a competitive product rather than our hearing aids or if the average selling price of our hearing aids declines as a result of economic conditions, competitive pressures or any other reason, these factors could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in adapting our production and cost structure to the market environment, we may experience further adverse effects that may be material to our business, financial condition and results of operations.

If we cannot innovate at the pace of our hearing aid manufacturing competitors, we may not be able to develop or exploit new technologies in time to remain competitive.

The hearing aid industry has in the past experienced rapid shifts to new key technologies, including for example the switch from analog to digital hearing aids in the 1990s, that disrupted existing market patterns and led to a large-scale market realignment among customers and hearing aid manufacturers. For us to remain competitive, it is essential to develop and bring to market new technologies or to find new applications for existing technologies at an increasing speed. If we are unable to meet customer demands for new technology, or if the technologies we introduce are viewed less favorably than our competitors’ products, our results of operations and future prospects may be negatively affected. To meet our customers’ needs in these areas, we must continuously design new products, update existing products and invest in and develop new technologies. Our operating results depend to a significant extent on our ability to anticipate and adapt to technological changes in the hearing aid market, maintain innovation, maintain a strong product pipeline and reduce the costs of producing high-quality new and existing hearing aids. Any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.

Hearing aids are considered medical devices subject to regulation by the FDA. We currently market our products pursuant to the FDA regulatory framework for air-conduction hearing aids, which are classified as Class I devices exempt from premarket review procedures. In addition, while applicable FDA regulations establish certain “conditions for sale” of all hearing aids, including that prospective hearing aid users must have a medical evaluation by a licensed physician within the six months prior to hearing aid dispensation, the FDA has stated that it does not intend to enforce these medical evaluation requirements prior to the dispensing of Class I air-conduction and Class II wireless air-conduction hearing aids to individuals 18 years of age and older. Accordingly, while we are required to comply with other FDA requirements, including specific hearing aid labeling requirements and provision of a User Instructional Brochure, our products have not been reviewed by the FDA and are not dispensed by licensed physicians. If the FDA were to determine that our products do not properly satisfy the conditions for marketing Class I air-conduction hearing aid devices, we could be forced to cease distribution of our products until we obtain regulatory clearance or approval, and we could be subject to additional enforcement action by the FDA. In addition, many states have laws regarding the provision of hearing aid devices, and if we are found to be in violation of the laws of any state in which our devices are sold, we could be subject to further sanctions at the state level.

The regulatory landscape for hearing aid devices has been subject to recent changes that may alter or increase our requirements for regulatory compliance. The FDA Reauthorization Act of 2017, or FDARA, created a new category of over-the-counter, or OTC, hearing aids that are intended to be available through in-person transactions, by mail or online without the involvement of a licensed practitioner. Under the statute, the FDA is required to issue regulations to implement the new framework. As part of its rulemaking process, the FDA is required to evaluate whether OTC hearing aids should be subject to premarket review and clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, and it is unclear whether the FDA will subject OTC hearing aids to this requirement or other more onerous requirements. The language in FDARA is not self-implementing, which means that the OTC hearing aid category does not exist until the effective date of a published final regulation. Despite the deadline in FDARA for the FDA to issue proposed regulations by August 18, 2020, the FDA has not yet issued a notice of proposed rulemaking or indicated how it will implement the new OTC hearing aid pathway. We market the Eargo system devices as Class I exempt air-conduction hearing aids under existing regulations and are not dependent on the FDA’s issuance of OTC hearing aid regulations for the marketing of our products. However, our devices may become subject to additional requirements in connection with such regulations in the future.

In addition, in May 2018, the FDA granted a de novo classification request from Bose for a direct-to-consumer “self-fitting air-conduction hearing aid,” which is classified as Class II and subject to 510(k) premarket review. We do not consider our devices to be “self-fitting” hearing aids similar to the recently cleared Bose device, but the FDA could disagree. While we expect our products to continue to be regulated as Class I exempt devices, our products could in the future be deemed to fall under the definition of a “self-fitting air-conduction hearing aid” or an OTC hearing aid, in which case we could be required to seek 510(k) clearance for our products or otherwise comply with additional regulatory requirements associated with these new pathways. In such case, the FDA may require us to remove our devices from the market while we seek FDA clearance. In addition, even if our current products remain Class I exempt devices, it is possible that any future products we may develop could fail to meet the requisite criteria for similar regulation and could be subject to more stringent requirements and premarket review, increasing our costs for regulatory compliance.

Our business, financial condition, results of operations and growth may be impacted by the effects of the COVID-19 pandemic.

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 pandemic may negatively impact our operations and revenues and overall financial condition by harming the ability or willingness of customers to pay for our products due to macro -economic conditions resulting from the pandemic or the operations of manufacturers, suppliers and other third parties with which we do business. These challenges will likely continue for the duration of the pandemic, which is uncertain, and the macro-economic effects of the pandemic will likely continue far beyond the duration of the pandemic.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, orders requiring non-essential businesses to remain closed, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. While the order restricting non-essential activities was eased in California allowing a portion of our employees to return to the office, such order was recently reinstated due to an increase in COVID-19 cases in California. Such orders or restrictions have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other potential disruptions may include delays in processing registrations or approvals by applicable state or federal regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Eargo systems. In addition, even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 are lifted, we may continue to experience disruptions to our business.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our existing indebtedness. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic subsides. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of our products sold after the pandemic has subsided. Further, although we have experienced growth in our sales volume during the COVID-19 pandemic, this and any other favorable impacts we have experienced in connection with the pandemic may subside, and the ultimate effect of COVID-19 on our sales volume and other results of operations could differ substantially from our expectations and our experience to date.

We currently rely on a single manufacturer for the assembly of our hearing aids. If we encounter manufacturing problems or delays, we may be unable to promptly transition to an alternative manufacturer and our ability to generate revenue will be limited.

We have no manufacturing capabilities of our own. We currently rely on a single manufacturer located in Thailand, Hana Microelectronics, for the manufacture of all of our products currently available for sale. We have entered in a manufacturing services agreement with a second manufacturer located in Taiwan, Pegatron Corporation, for the manufacture of our next generation hearing aid. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturer has generally met our demand requirements on a timely basis in the past, its ability and willingness to continue to do so going forward, and the ability and willingness of our new manufacturer to meet our demand requirements, may be limited for several reasons, including our relative importance as a customer of the manufacturer or its ability to provide assembly services to manufacture our products, which may be affected by the COVID-19 pandemic. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products if we cannot obtain an acceptable substitute.

Any transition to a new contract manufacturer, or any transition of products between existing manufacturers, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of our products. If we are required to change either of our contract manufacturers, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. We cannot assure you that we will be able to identify and engage alternative contract manufacturers on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to a different production facility. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

The manufacture of our products is complex and requires the integration of a number of components from several sources of supply. Our contract manufacturers must manufacture and assemble these complex products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our hearing aids require significant expertise to manufacture, and our contract manufacturers may encounter difficulties in scaling up production of the hearing aids, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. There can be no assurance that manufacturing or quality control problems will not arise in connection with the scale-up of the manufacture of our products. If we are unable to obtain a sufficient supply of product, maintain control over product quality and cost or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. Conversely, if demand for our products decreases, we may have excess inventory, which could result in inventory write-offs that would have a material adverse effect on our business, financial condition and results of operations. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our contract manufacturers’ facilities, lead to regulatory fines or halt or discontinue manufacturing indefinitely. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

We rely on the timely supply of components and parts and could suffer if suppliers fail to meet their delivery obligations, raise prices or cease to supply us with components or parts.

We rely on three critical suppliers for many of the components that are used in the manufacture of our products, including for batteries, integrated circuits, microphones and receivers. This reliance on third parties adds additional risks to the manufacturing process that are beyond our control. For example, the occurrence of epidemics or pandemics, such as the COVID-19 pandemic, may cause one or more of our suppliers to close or reduce the scope of their operations either temporarily or permanently. In addition, many of these suppliers also provide components and products to our competitors. The industry’s reliance on a limited number of key components and product suppliers subjects us to the risk that in the event of an increase in demand, our suppliers may fail to provide supplies to us in a timely manner while they continue to supply our competitors, many of which have greater purchasing power than us, or seek to supply components to us at a higher cost. The failure of our suppliers to deliver components or products in a timely fashion could have disruptive effects on our ability to produce our products in a timely manner, or we may be required to find new suppliers at an increased cost. Furthermore, we generally do not enter into long-term commitment contracts with our suppliers, but rather enter into framework agreements as a basis for individual orders. The terms of such framework agreements are typically up to two years and in most cases do not contain any firm purchase commitments. We can make no assurance that we will be able to renew such supply agreements. If we are unable to renew supply agreements, our access to key components could be reduced, which could harm our business. Additionally, our reputation and the quality of our products are in part dependent on the quality of the components that we source from third-party suppliers. If we are unable to control the quality of the components supplied to us or to address known quality problems in a timely manner, our reputation in the market may be damaged and sales of our products may suffer. As a result, we may experience a material adverse effect on our business, financial condition and results of operations.

Certain components needed to manufacture our hearing aids are only available from a limited number of suppliers.

Several of our suppliers provide products for our hearing aids and accessories for which they own the design and/or intellectual property rights. This includes integrated circuits, transducers, batteries and various electrical components. Although there may be several potential suppliers for our components, as our components are highly customized, there is a risk that these components may not be readily substituted by similar products of other suppliers or that any substitution may take a lengthy period of time to implement. Even if we do identify new suppliers, we may experience increased costs and product shortages as we transition to alternative suppliers. If any of these limited suppliers cease to supply us with their products, or any of the foregoing events occurs, we could experience a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully develop and effectively manage the introduction of new products, our business may be adversely affected.

We must successfully manage introductions of new or advanced hearing aid products. Introductions of new or advanced hearing aid products could also adversely impact the sales of our existing products to consumers. For instance, the introduction or announcement of new or advanced hearing aid products may shorten the life cycle of our existing devices or reduce demand, thereby reducing any benefits of successful hearing aid introductions and potentially lead to challenges in managing write-downs or write-offs of inventory of existing products. In addition, new hearing aid products may have higher manufacturing costs than legacy products, which could negatively impact our gross margins and operating results. Accordingly, if we fail to effectively manage introductions of new or advanced products, our business may be adversely affected.

We experience challenges managing the inventory of existing hearing aids, which can lead to excess inventory and discounting of our existing devices. Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of inventory at discounted prices, which has affected our gross margin and could impair the strength of our brand. Reserves and write-downs for rebates, promotions and excess inventory are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than our forecast, which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

If the quality of our hearing solution does not meet consumer expectations, or if our products wear out more quickly than expected, then our brand and reputation or our business could be adversely affected.

Our products may not perform as well in day-to-day use as we or our customers expect. Although we designed our Eargo hearing aids to provide high quality audio, we have collected limited data comparing our products to competitive devices. In October 2019, we conducted a series of comparative electroacoustic benchmarking tests, or the Bench Study, to compare our Eargo Neo hearing aid with hearing aids from three major manufacturers. While each of the devices tested in the Bench Study, including our Eargo Neo hearing aid, met or exceeded the identified benchmarks for appropriate levels of sound quality and amplification to improve speech audibility, the design, methodology and results of the Bench Study have not been subject to external review and may not be reliable or replicable indicators of the general performance of our Eargo Neo hearing aid or the other manufacturers’ hearing aids that were the subject of the Bench Study. Further, the benchmarks for appropriate levels of sound quality and amplification that we identified in the Bench Study may not be appropriate proxies for hearing aid performance or reflect the real-world performance of any tested device. Future studies, including our internal studies or those of our competitors or other third parties, may not yield the results that we expect to obtain and may not demonstrate that our products are superior to, or may demonstrate that our products are inferior to, existing or future products with regard to functional or economic measures. These study results may be published in medical journals or other publications, or by our competitors and result in adverse publicity for our products. The performance of our Eargo hearing aids may not live up to customer expectations, and our brand, reputation, customer satisfaction, return rates and sales may be adversely affected as a result.

Furthermore, because of our products’ limited time in the market, we cannot be certain about the usable life of our products. Due to the design constraints applicable to our rechargeable, in-the-canal form factor, our hearing aids may offer a shorter usable life compared to our competitors’ hearing aids. Thus, even though our products may be more affordable than competitive devices, they may need to be replaced more often. Although we believe the advantages of our design justify this tradeoff, customers may expect a longer useful life, and failure to live up to this expectation could result in reduced sales, decreased customer loyalty, higher than expected warranty claims and adverse publicity.

Certain components of our hearing aids may also offer reduced performance or wear out over time. For example, the rechargeable technology used in our hearing aids and charging cases has a limited lifespan, and recharging performance will degrade over time. We designed our Eargo Neo and Eargo Neo HiFi hearing aids to provide up to 20 hours of continuous use between charges when new and up to 16 hours after 1,000 charging cycles, but charging capacity may decrease more quickly than expected. Moreover, certain components of our hearing aids, including Flexi Fibers and Flexi Palms that can be purchased online, will require more frequent replacement than the device itself. If the quality, longevity and durability of our products does not meet the expectations of customers, then our brand and reputation and our business, financial condition and results of operations, could be adversely affected.

Customer or third-party complaints or negative reviews or publicity about our company or our hearing aids could harm our reputation and brand.

We are heavily dependent on customers who use our hearing aids to provide good reviews and word-of-mouth recommendations to contribute to our growth. Customers who are dissatisfied with their experiences with our products or services may post negative reviews. We may also be the subject of blog, forum or other media postings that include inaccurate statements and create negative publicity. In addition, traditional hearing aid supply chain participants may express and publish negative views regarding our direct-to-consumer model and products. Any negative reviews or publicity, whether real or perceived, disseminated by word-of-mouth, by the general media, by electronic or social networking means or by other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products.

Repair or replacement costs due to guarantees we provide on our products could have a material adverse effect on our business, financial condition and results of operations.

We provide product guarantees to our customers, both as a result of contractual and legal provisions and for marketing purposes. We allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is currently two years for Neo HiFi and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of September 30, 2020, we had provisions of $1.8 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

In addition, we reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our warranty reserves periodically by reviewing our warranty repair experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components sourced from our suppliers and instituting methods to remotely detect and correct defects, our warranty obligation is affected by actual product defect rates, parts and equipment costs and service labor costs incurred in correcting a product defect. Our warranty reserves may be inadequate due to undetected product defects, unanticipated component failures or changes in estimates for material, labor and other costs we may incur to replace projected product defects. As a result, if actual product defect rates, parts and equipment costs or service labor costs exceed our estimates, it could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully anticipate product returns may have a material adverse effect on our business, financial condition and results of operations.

Our net losses are affected by changes in reserves to account for product returns and product credits. The reserve for product returns accounts for customer returns of our products after purchase. We record a reserve for product returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns may be recorded in the future. We do not currently have the ability to resell products that are returned. To the extent we are unable to successfully refurbish devices in the future, we will not be able to resell such devices. Further, the introduction of new products, changes in product mix, changes in consumer confidence or other competitive and general economic conditions may cause actual returns to differ from product return reserves. Any significant increase in product returns that exceeds our reserves could have a material adverse effect on our business, financial condition and results of operations.

Accelerated consolidation and formation of purchasing groups increases the pricing pressure on hearing aids.

Many purchasing groups, such as hearing aid clinics, retailers and hospital systems, are consolidating to create new entities with greater market power. Such groups, such as Costco and the VA, have used and may continue to use their increased purchasing power to negotiate price reductions or other concessions across our industry. This pricing leverage has resulted, and will likely continue to result, in downward pressure on the average selling prices of hearing aid products generally, including our own products. The forthcoming OTC regulations could further contribute to the pace of consolidation as well as the introduction of new entrants in the hearing aid market. Please see the risk factor titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.” These factors could have a material adverse effect on our business, financial condition and results of operations.

The size and expected growth of our addressable market has not been established with precision, and may be smaller than we estimate.

Our estimates of the addressable market for our current products and future products are based on a number of internal and third-party estimates and assumptions, including the prevalence of hearing loss across income levels and demographic profiles. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. For example, although we expect that the prevalence of hearing loss will increase as the U.S. population ages, demographic trends could shift and the prevalence of hearing loss could decrease. Furthermore, even if the prevalence of hearing loss increases as we expect, technological or medical advances could provide alternatives to address hearing loss and reduce demand for hearing aids. As a result, our estimates of the size and expected growth of the addressable market for our current or future products may prove to be incorrect. If the actual number of consumers who would benefit from our products, the price at which we can sell future products or the addressable market for our products is smaller than we estimate, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in third-party coverage and reimbursement may impact our ability to grow and sell our products.

Our products are primarily purchased on a cash-pay basis and currently only have limited coverage by third-party payors. Third-party coverage and reimbursement may increase for certain hearing aids but not our products, or could decrease for our products, which could reduce our market share. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for establishing the reimbursement rate that such a payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide such coverage. Third-party coverage and reimbursement may never become available to us at sufficient levels.

To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. We may not obtain international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

We spend significant amounts on advertising and other marketing campaigns to acquire new customers, which may not be successful or cost effective.

We market our hearing aids through a mix of digital and traditional marketing channels. These include paid search, digital display advertising, email marketing, affiliate marketing, direct response television, national reach television and select print and radio advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new customers and increase awareness of our products. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition or fully understand or estimate the conditions and behaviors that drive consumer behavior. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our marketing efforts will result in increased sales of our products.

In addition, we believe that building a strong brand and developing and achieving broad awareness of our brand is critical to achieving market success. If any of our brand-building activities prove less successful than anticipated in attracting new customers, we may not be able to recover our brand-building spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our brand-building efforts will result in increased sales of our products.

We experience seasonality in our business, which may cause fluctuations in our financial results.

Historically, we have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the first and fourth calendar quarters, and lower sales volumes in the second calendar quarter.

Our sales volumes in the first calendar quarter tend to be higher as a result of the timing of product launches. Our sales volumes in the fourth calendar quarter tend to be higher as a result of holiday promotional activity. These factors may contribute to substantial fluctuations in our quarterly operating results. Because of these fluctuations, among other factors, it is possible that in future periods our operating results will fall below the expectations of securities analysts or investors, in which case the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance.

Our products are complex to design and manufacture and could contain defects. The production and sale of defective products could adversely affect our business, financial condition and results of operations. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We make hearing aids that include highly complex electronic components, which are sourced from external third parties, and there is an inherent risk that defects may occur in the production of any of our products. Although we rely on the supplier’s internal procedures designed to minimize risks that may arise from quality issues, there can be no assurance that we or our suppliers will be able to eliminate or mitigate occurrences of these issues and associated liabilities. Under consumer product legislation in many jurisdictions, we may be forced to recall or repurchase defective products, and more restrictive laws and regulations relating to these matters may be adopted in the future. We also face exposure to product liability claims in the event that any of our devices are alleged to have resulted in personal injury or damage to property, or otherwise to have caused harm. For example, we may be sued if any of our hearing aids allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranty. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our current or future products;
•	injury to our reputation;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to customers;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to sell our current or any future products.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the sale of our current or any future products we develop. Although we currently carry product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

In addition, any product defects, recalls or claims that result in significant adverse publicity could have a negative effect on our reputation, result in loss of market share or failure to achieve market acceptance. For example, our first generation hearing aid, launched in 2015, had a high incidence of product returns and warranty claims. As a result, we voluntarily withdrew the product from the market. The production and sale of defective products in the future could have a material adverse effect on our business, financial condition and results of operations.

We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products or marketing or advertising efforts.

In connection with the marketing or advertisement of our products, we could be the target of claims relating to false, misleading, deceptive or otherwise noncompliant advertising or marketing practices, including under the auspices of the Federal Trade Commission and state consumer protection statutes. If we rely on third parties to provide any marketing and advertising of our products, we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

If we are found to have breached any consumer protection, advertising, unfair competition or other laws or regulations, we may be subject to enforcement actions that require us to change our marketing and business practices in a manner which may negatively impact us. This could also result in litigation, fines, penalties and adverse publicity that could cause reputational harm and loss of customer trust, which could have a material adverse effect on our business, financial condition and results of operations.

Alternative technologies or therapies that improve or cure hearing loss could adversely affect our business, financial condition and results of operations.

If medical research were to lead to the discovery of alternative therapies or technologies that improve or cure the various forms of hearing loss as an alternative to the hearing aid, such as by surgical techniques, the use of pharmaceuticals or breakthrough bio-technological innovations or therapies, our profitability could suffer through a reduction in sales. The discovery of a cure for the various forms of hearing loss and the development of other alternatives to hearing aids could result in decreased demand for our products and, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

Adapting our production capacities to evolving patterns of demand is expensive, time-consuming and subject to significant uncertainties. We may not be able to adequately predict consumer trends and may be unable to adjust our production in a timely manner.

We market our products directly to consumers in the United States, where we face the risk of significant changes in the demand for our products. If demand decreases, we will need to implement capacity and cost reduction measures involving restructuring costs. If demand increases, we will be required to make capital expenditures related to increased production and expenditures to hire and train production and sales and product support personnel. Adapting to changes in demand inherently lags behind the actual changes because it takes time to identify the change the market is undergoing and to implement any measures taken as a result. Finally, capacity adjustments are inherently risky because there is imperfect information, and market trends may rapidly intensify, ebb or even reverse. We have in the past not always been, and may in the future not be, able to accurately or timely predict trends in demand and consumer behavior or to take appropriate measures to mitigate risks and exploit opportunities resulting from such trends. Any inability in the future to identify or to adequately and effectively react to changes in demand could have a material adverse effect on our business, financial condition and results of operations.

International trade disputes could result in tariffs and other protectionist measures that could have a material adverse effect on our business, financial condition and results of operations.

Tariffs could increase the cost of the our products and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products. Political uncertainty surrounding international trade disputes and protectionist measures could also have a negative effect on consumer confidence and spending, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on international manufacturers and suppliers, which exposes us to foreign operational and political risks that may harm our business.

We currently rely on a single manufacturer located in Thailand, Hana Microelectronics, for the manufacture of all of our products currently available for sale and have entered into a manufacturing services agreement with a second manufacturer located in Taiwan, Pegatron Corporation, for the manufacture of our next generation hearing aid. In addition, we rely on some third-party suppliers in Europe, Southeast Asia, Japan, China and the United States, who supply, among other things, certain of the technology and raw materials used in the manufacturing of our products. Our reliance on international operations exposes us to risks and uncertainties, including:

•	controlling quality of supplies;

•	trade protection measures, tariffs and other duties, especially in light of trade disputes between the United States and several foreign countries, including China and countries in Europe;
•	political, social and economic instability;
•	the outbreak of contagious diseases, such as the novel coronavirus (COVID-19);
•	laws and business practices that favor local companies;
•	interruptions and limitations in telecommunication services;
•	product or material delays or disruption;
•	import and export license requirements and restrictions;
•	difficulties in the protection of intellectual property;
•	exchange controls, currency restrictions and fluctuations in currency values; and
•	potential adverse tax consequences.

If any of these risks were to materialize, it could have a material adverse effect on our business, financial condition and results of operations.

If manufacturers and suppliers are unable to procure raw materials, semi-finished products and finished products on terms or within timeframes acceptable to us, our business may suffer.

We are dependent on the availability of raw materials necessary to manufacture the products we sell. We rely on third-party manufacturers and suppliers to identify and purchase quality raw materials, semi-finished goods and finished goods while seeking to preserve our quality standards. If our suppliers or third-party manufacturers experience shortages, limited access or increased costs of certain raw materials and other semi-finished or finished goods, including as a result of the COVID-19 pandemic, it may result in production delays or delays in deliveries of our products to our customers. Production by one or more manufacturers or suppliers may be suspended or delayed, temporarily or permanently, due to economic or technical problems such as the insolvency of the manufacturer, the failure of the manufacturing facilities or disruption of the production process, all of which are beyond our control. Any shortage, delay or interruption in the availability of our products may negatively affect our ability to meet consumer demand. As a result, our business may be unable to offer a satisfactory experience to customers, which could have a material adverse effect on our business, financial condition and results of operations.

We or the third parties upon whom we depend may be adversely affected by disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster. Any interruption in the operations of our or our suppliers’ manufacturing or other facilities may have a material adverse effect our business, financial condition and results of operations.

Our corporate headquarters are located in the San Francisco Bay Area, which has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. The current sole manufacturer of our hearing aid finished products is located in Thailand, which has experienced landslides, flooding, tropical storms and tsunamis. We have entered into a manufacturing services agreement with a second manufacturer located in Taiwan, which has also experienced landslides, flooding, tropical storms and tsunamis. Our customer support operations are based in Nashville, Tennessee, and our third party provider’s distribution facilities are based in Louisville, Kentucky, both of which have experienced flooding and tornadoes. Severe weather, natural disasters and other calamities, such as pandemics (including COVID-19), earthquakes, tsunamis and hurricanes, fires and explosions, accidents, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, sabotage or terrorist attacks, could severely disrupt our operations, or our third-party manufacturers’ and suppliers’ operations, and have a material adverse effect on our business, financial condition and results of operations.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or other facilities, or those of our third-party manufacturers or suppliers, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. A mechanical failure or disruption affecting any major operating line may result in a disruption to our ability to supply customers, and standby capacity may not be available. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. The potential impact of any disruption would depend on the nature and extent of the damage caused by a disaster. There can be no assurance that alternative production capacity will be available in the future in the event of a major disruption or, if it is available, that it could be obtained on favorable terms. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business, financial condition and results of operations.

We may be deemed to manufacture or contract to manufacture products that contain “conflict minerals.”

While we do not believe we manufacture or contract to manufacture products that contain conflict minerals, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, in future periods, we may be required to diligence the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

Any future international expansion will subject us to additional costs and risks that may have a material adverse effect on our business, financial condition and results of operations.

Historically, all of our sales have been to customers in the United States. To the extent we enter into international markets in the future, there are significant costs and risks inherent in conducting business in international markets. If we expand, or attempt to expand, into foreign markets, we will be subject to new business risks, in addition to regulatory risks. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, finance and legal teams, research and marketing teams and general managerial resources.

We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into international markets because of limited brand recognition in certain parts of the world, leading to delayed acceptance of our products by consumers in these international markets. If we are unable to expand internationally and manage the complexity of international operations successfully, it could have a material adverse effect on our business, financial condition and results of operations. If our efforts to introduce our products into foreign markets are not successful, we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion.

Our Loan Agreement contains restrictions that limit our flexibility in operating our business.

In June 2018, we entered into a loan and security agreement, as amended in January 2019, May 2020 and in September 2020, with Silicon Valley Bank, or the 2018 Loan. As of September 30, 2020, $15.0 million in aggregate principal amount was outstanding under the term loan facility. The September 2020 amendment provides for a term loan facility of up to $20.0 million, of which we borrowed $15.0 million upon the closing of the amendment (a portion of which was used to repay in full the outstanding principal amount of the previously funded term loan). The 2018 Loan has a maturity date of September 1, 2024. The 2018 Loan contains various covenants that limit our ability to engage in specified types of transactions without Silicon Valley Bank’s prior consent. These covenants limit our ability to, among other things:

•	encumber or license our intellectual property subject to certain exceptions;
•	sell, transfer, lease or dispose of our assets subject to certain exclusions;
•	create, incur or assume additional indebtedness;
•	encumber or permit liens on any of our assets other than certain permitted liens;
•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to any of our capital stock;
•	make specified investments (including loans and advances);
•	consolidate, merge with, or acquire any other entity, or sell or otherwise dispose of all or substantially all of our assets; and
•	enter into certain transactions with our affiliates.

In addition, the 2018 Loan requires us to maintain a certain percentage of our total cash holdings in accounts with Silicon Valley Bank. The covenants in the 2018 Loan limit our ability to take certain actions and, in the event that we breach one or more covenants, Silicon Valley Bank may choose to declare an event of default and require that we immediately repay all amounts outstanding of the aggregate principal amount of term loans funded under the 2018 Loan, plus exit fees, prepayment premiums, penalties and interest, and foreclose on the collateral granted to it to secure such indebtedness. Such repayment could have a material adverse effect on our business, financial condition and results of operations.

We are subject to a number of risks related to the credit card and debit card payments we accept.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our operating expenses, either of which could have a material adverse effect on our business, financial condition and results of operations.

If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit and debit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit or debit cards on a timely basis, or at all, it could have a material adverse effect on our business, financial condition and results of operations.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated in exploiting weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher card-related costs, each of which could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors. Any failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, card holders and transactions.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendor may increase our transaction fees or terminate its relationship with us. Any increases in our credit and debit card fees could harm our results of operations, particularly if we elect not to raise our rates for our products to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

If we fail to attract and retain senior management and key technology personnel, our business may be materially and adversely affected.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior technology personnel and other members of our senior management team. The unplanned loss of the services of any of our members of senior management could adversely affect our business until a suitable replacement can be found.

Competition for qualified personnel in the medical device field in general and the audiology field specifically is intense due to the limited number of individuals who possess the training, skills and experience required by our industry. In addition, our future growth and success also depend on our ability to attract, recruit, develop and retain skilled managerial, sales, administration, operating and technical personnel. We will continue to review, and where necessary, strengthen our senior management as the needs of the business develop, including through internal promotion and external hires. However, there may be a limited number of persons with the requisite competencies to serve in these positions and we cannot assure you that we would be able to locate or employ such qualified personnel on terms acceptable to us, or at all. Therefore, the unplanned loss of one or more of our key personnel, or our failure to attract and retain additional key personnel, could have a material adverse effect on our business, financial condition and results of operations. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

We rely on our own direct sales force, and if we are unable to maintain or expand our sales force, it could harm our business. Additionally, our reliance on our direct sales force may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We rely on our own direct sales force to market and sell our products. We do not have any long-term employment contracts with the members of our direct sales force. Our operating results are directly dependent upon the sales and marketing efforts of our sales and customer support team. If our employees fail to adequately promote, market and sell our products, our sales could significantly decrease. As we launch new products, expand our product offerings and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled employees with significant technical knowledge in various areas. New hires require training and take time to achieve full productivity.

Additionally, most of our competitors rely predominantly on third party distributors. A direct sales force may subject us to higher fixed costs than those of competitors that market their products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

We will need to increase the size of our organization, and we may experience difficulties in managing growth. A deterioration in our relationships with our employees could have an adverse impact on our business.

As of September 30, 2020, we employed 214 full-time employees. In the second quarter of 2020, we reduced our full-time employee headcount by 45 employees. In addition, in April 2020, we reduced salaries of all employees at the level of vice president and above by 20% and other employees by 10%, effective through December 31, 2020. These employee terminations and salary reductions may lead to reduced employee morale and productivity, increased attrition and problems retaining existing and recruiting future employees, all of which could have a material adverse impact on our business, financial condition and results of operations.

In the future, we expect to expand our managerial, operational, finance and other resources in order to manage our operations and continue our research and development activities. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our commercial operations effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reports systems and procedures.

Maintaining good relationships with our employees is crucial to our operations. As a result, any deterioration of the relationships with our employees, including as a result of the employee terminations and salary reductions that we implemented in the second quarter of 2020, could have a material adverse effect on our business, financial condition and results of operations. See “Business—Human capital resources.”

Additionally, material disruption to our business as a result of strikes, work stoppages or other labor disputes could disrupt our operations, result in a loss of reputation, increased wages and benefits or otherwise have a material adverse effect on our business, financial condition and results of operations.

We rely on our relationship with a professional employer organization for our human relations function and as a co-employer of our personnel, and if that party failed to perform its responsibilities under that relationship, our relations with our employees could be damaged and we could incur liabilities that could have a material adverse effect on our business.

All of our personnel, including our executive officers, are co-employees of Eargo and a professional employer organization, Insperity. Under the terms of our arrangement, Insperity is the formal employer of all of our personnel and is responsible for administering all payroll, including tax withholding, and providing health insurance and other benefits for these individuals, and our employees are governed by the work policies created by Insperity. We reimburse Insperity for these costs, and pay Insperity an administrative fee for its services. If Insperity fails to comply with applicable laws or its obligations under this arrangement, or creates work policies that are viewed unfavorably by employees, our relationship with our employees could be damaged. We could, under certain circumstances, be held liable for a failure by Insperity to appropriately pay, or withhold and remit required taxes from payments to, our employees. In such a case, our potential liability could be significant and could have a material adverse effect on our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We do not expect to become profitable in the near future, may never achieve profitability, and have incurred substantial net operating losses, or NOLs, during our history. Unused NOLs will carry forward to offset a portion of future taxable income, if any, until such unused NOLs expire, if ever. Federal NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such federal NOLs is limited to 80 percent of taxable income for taxable years beginning after December 31, 2020. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its prechange NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We believe we have experienced more than one ownership change in the past and we may experience additional ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks relating to intellectual property and legal and regulatory matters

Our success depends in part on our proprietary technology, and if we are unable to obtain, maintain or successfully enforce our intellectual property rights, the commercial value of our products and services will be adversely affected and our competitive position may be harmed.

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of September 30, 2020, we had 17 issued U.S. patents, 16 patents outside the United States, 6 pending U.S. patent applications and 8 pending foreign patent applications.

We rely on our portfolio of issued and pending patent applications in the United States and other countries to protect our intellectual property and our competitive position. However, the patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Accordingly, we cannot provide any assurances that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products and services. Our pending and future patent applications may not result in the issuance of patents or, if issued, may not issue in a form that will be advantageous to us. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file for a patent, we may be precluded from doing so at a later date. Additionally, any patents issued to us may be challenged, narrowed, invalidated, held unenforceable or circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which in turn could diminish the commercial value of our products and services. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patent and intellectual property laws. There can be no assurance that any of our patents, any patents licensed to us or any patents which we may be issued in the future will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors. Further, there can be no assurance that we will have adequate resources to enforce our patents. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. There can be no assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. We also license third parties to use our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties, which govern the use of our trademarks and require our licensees to abide by quality control standards with respect to the goods and services that they provide under our trademarks. Although we make efforts to monitor the use of our trademarks by our licensees, there can be no assurance that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. While we are not aware of any unauthorized use of our intellectual property, we do not regularly conduct monitoring for unauthorized use at this time. In the future, we may from time to time, seek to analyze our competitors’ products and services, or seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and services.

We may in the future become involved in lawsuits to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. If we initiate legal proceedings against a third party to enforce a patent covering a product, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our products, or any future products that we may develop.

The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearing, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Even if we ultimately prevail, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, the monetary cost of such litigation and the diversion of the attention of our management could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business.

If we infringe, misappropriate or otherwise violate the intellectual property rights of third parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited and our business could be adversely affected.

We may in the future be the subject of patent or other litigation. Our products and services may infringe, or third parties may claim that they infringe, intellectual property rights covered by patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement or other intellectual property-related lawsuit were brought against us, we could be forced to stop or delay production or sales of the product that is the subject of the suit. From time to time, we have received and may in the future receive letters from third parties drawing our attention to their patent rights. While we take steps to ensure that we do not infringe upon, misappropriate or otherwise violate the rights of others, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of intellectual property lawsuits could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay significant license fees, royalties or both. Licenses may not be available on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, if we are unable to obtain such licenses, we could be forced to cease some aspect of our business operations, which could harm our business significantly.

Recent changes in U.S. patent laws may limit our ability to obtain, defend and/or enforce our patents.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property we regard as our own.

Many of our employees and consultants were previously employed at or engaged by other medical device companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. Additionally, we may be subject to claims from third parties challenging our ownership interest in or inventorship of intellectual property we regard as our own, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies, features or other intellectual property that are important or essential to our products could have a material adverse effect on our business and competitive position, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

We operate in a regulated industry and changes in regulation or the implementation of existing regulation could affect our operations.

Our products and our business activities are subject to rigorous regulation in the jurisdictions in which we operate. In particular, these laws govern: (i) coverage and reimbursement by the national health services or by private health insurance services for the purchase of hearing aids; (ii) the supply of hearing aids to the public and, more specifically, the training and qualifications required to practice the profession of hearing aid fitting specialist; and (iii) the development, testing, manufacturing, labeling, premarket clearance or approval and marketing, advertising, promotion, export and import of our hearing aids. Accordingly, our business may be affected by changes in any such laws and regulations and, in particular, by changes to the conditions for coverage, the way in which reimbursement is calculated, the ability to obtain national health insurance coverage or the role of the ear, nose and throat specialists.

While the various agencies that enforce the European Union’s Medical Device Directive, the Japanese Ministry of Health, Labor and Welfare and the FDA are the regulatory bodies affecting us most prominently, there are numerous other regulatory schemes at the international, national and sub-national levels to which we are subject. These regulations can be burdensome and subject to change on short notice, exposing us to the risk of increased costs and business disruption, and regulatory premarket clearance or approval requirements may affect or delay our ability to market our new products. We cannot guarantee that we will be able to obtain marketing clearance or approval for our new products, or enhancements or modifications to existing products. If we do, such clearance or approval may take a significant amount of time and require the expenditure of substantial resources. Further, such clearance or approval may involve stringent testing procedures, modifications, repairs or replacements of our products and could result in limitations on the proposed uses of our products. Regulatory authorities and legislators have been recently increasing their scrutiny of the healthcare industry, and there are ongoing regulatory efforts to reduce healthcare costs that may intensify in the future. Our business is also sensitive to any changes in tort and product liability laws.

Regulations pertaining to our products have become increasingly stringent and more common, particularly in developing countries whose regulations approach standards previously attained only by some Organisation for Economic Co-operation and Development countries, and we may become subject to more rigorous regulation by governmental authorities in the future. Conversely, however, the regulation of hearing aids as medical devices provides a barrier to entry for new competitors. For example, if certain of our products were made subject to less stringent regulation by the FDA in the United States, then products similar to ours may be marketed and sold more freely, and our products may become commoditized. If the markets in which we operate become less regulated, those barriers to entry may be eliminated or reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Both before and after a product is commercially released, we have ongoing responsibilities under various laws and regulations. If a regulatory authority were to conclude that we are not in compliance with applicable laws or regulations, or that any of our hearing aids are ineffective or pose an unreasonable risk for the end-user, the authority may ban such hearing aids, detain or seize adulterated or misbranded hearing aids, order a recall, repair, replacement or refund of such instruments, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. A regulatory authority may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees or us. The regulatory authority may also recommend prosecution by law enforcement agencies. Any governmental law or regulation, existing or imposed in the future, or enforcement action taken may have a material adverse effect on our business, financial condition and results of operations.

Our hearing aids are subject to extensive government regulation at the federal and state level, and our failure to comply with applicable requirements could harm our business.

Our hearing aids are medical devices that are subject to extensive regulation in the United States, including by the FDA and state agencies. The FDA regulates, among other things, the design, development, research, manufacture, testing, labeling, marketing, promotion, advertising, sale, import and export of hearing aid devices, such as those we market. Applicable medical device regulations are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry out or expand our operations.

The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the FDA’s current good manufacturing practices for devices, as reflected in the Quality System Regulation, or QSR, establishment registration and device listing, reporting of adverse events, and truthful, non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the premarket notification process set forth in Section 510(k) of the FDCA.

The FDA has classified air-conduction hearing aids as Class I devices exempt from premarket review procedures, and although we comply with applicable Class I medical device requirements, none of our devices have been reviewed by the FDA. Moreover, because the FDA has stated that it does not intend to enforce the medical evaluation requirements for dispensation of Class I air-conduction hearing aids to individuals 18 years of age and older, our devices are available directly to consumers without the medical evaluation of a licensed practitioner. If our current or future products become subject to the pending OTC hearing aid pathway, are deemed to be Class II “self-fitting air-conduction hearing aids,” or are otherwise required to undergo premarket review, we may be required to first receive clearance under Section 510(k) of the FDCA or approval of a premarket approval, or PMA, application from the FDA. If this were to occur for our currently marketed devices, the FDA could require us to remove our products from the market until we receive applicable regulatory clearance or approval, which would significantly impact our business.

In the 510(k) clearance process, before a device may be marketed, the FDA must determine that the proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (a pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA application and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA.

Any delay or failure to obtain necessary regulatory clearances or approvals if required in the future could harm our business.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	inability to demonstrate to the FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use;
•	the data from pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and
•	the manufacturing process or facilities do not meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay our ability to introduce new products or modify our current products on a timely basis. For example, in November 2018, FDA officials announced forthcoming steps that the agency intends to take to modernize the 510(k) premarket notification pathway, and in September 2019, the FDA finalized guidance to describe an optional “safety and performance based” premarket review pathway for manufacturers of certain “well-understood device types,” which would allow manufacturers to demonstrate substantial equivalence by meeting objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. If we are required to seek premarket review of our devices in the future, these proposals and reforms could impose additional regulatory requirements on us and increase the costs of compliance.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise delay or prevent necessary regulatory clearances or approvals, which could negatively impact our business.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to be cleared or approved by government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Legislative or regulatory healthcare reforms may make it more difficult and costly to produce, market and distribute our products or to do so profitably.

Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care and expand access to healthcare, among other purposes. For example, the implementation of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or the Affordable Care Act, has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. Other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted, which included, among other things, reductions to Medicare payments to providers of 2% per fiscal year. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015, or MACRA, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments which began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Future legislation and regulations may result in decreased coverage and reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged and market demand for medical devices. This could harm our ability to market and generate sales from our products.

We may face risks related to any future international sales, including the need to obtain necessary foreign regulatory clearance or approvals.

Sales of our products outside the United States will subject us to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals and may also incur significant costs in attempting to obtain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products in new jurisdictions, or if we fail to receive these approvals, we may be unable to market our products in international markets in a timely manner, if at all, which could materially impact our international expansion and adversely affect our business as a whole. Some international regulations may also limit the availability of our hearing aids to customers in certain jurisdictions without our first obtaining a license or engaging a third party to provide such financing, or limit the financing options we can offer our customers. If any of these risks were to materialize, they could limit our expected international growth and profitability, which could have a material adverse effect on our business, financial condition and results of operations.

Regulations in certain foreign countries may challenge our direct-to-consumer sales model.

Our business may also be affected by actions of domestic and foreign governments to restrict the activities of direct-to-consumer companies for various reasons, including a limitation on the ability of direct-to-consumer companies to operate without the involvement of a traditional retail channel. To the extent that we begin to offer our products in international markets, foreign governments may also introduce other forms of protectionist legislation, such as limitations or requirements on where the products can or must be produced or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export and import quotas and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect our local or corporate operations. Additionally, the U.S. government may impose restrictions on our ability to engage in business in other countries in connection with the foreign policy of the United States. Any such restrictions on our direct-to-consumer sales model in international jurisdictions could limit our ability to grow internationally, which could have a material adverse effect on our business, financial condition and results of operations.

Our hearing aids may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our hearing aids may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the initial use of the hearing aid device. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, seizure of our products or, if premarket review is required in the future, delay in clearance of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving our hearing aids could have a material adverse effect on to our business, financial condition and results of operations.

Medical device manufacturers are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our hearing aid devices in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales.

We must manufacture our products in accordance with federal and state regulations, and we could be forced to recall our products or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our hearing aid devices must comply with the FDA’s Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors, and such inspections can result in warning letters, untitled letters and other regulatory communications and adverse publicity. Our hearing aid devices are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

We cannot guarantee that we or any subcontractors will take the necessary steps to comply with applicable regulations, which could cause delays in the manufacture and delivery of our products. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things:

•	fines, injunctions or civil penalties;
•	suspension or withdrawal of future clearances or approvals;
•	refusal to clear or approve pending applications;
•	seizures or recalls of our products;
•	total or partial suspension of production or distribution;
•	administrative or judicially imposed sanctions;
•	refusal to permit the import or export of our products; and
•	criminal prosecution.

Any of these actions could significantly and negatively impact supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and suffer reduced revenue and increased costs.

If we fail to comply with U.S. or foreign federal and state healthcare regulatory laws, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs and the curtailment of our operations, any of which could adversely impact our reputation and business operations.

To the extent our products are or become covered by any federal or state government healthcare program, our operations and business practices may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including our sales and marketing practices, consumer incentive and other promotional programs and other business practices. Such laws include, without limitation:

•

the U.S. federal civil and criminal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare, state Medicaid programs and TRICARE. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal false claims laws, including the False Claims Act, which can be enforced through whistleblower actions, and civil monetary penalties laws, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information by covered entities, such as health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

•

state law equivalents of each of the above federal laws, including state anti-kickback, self-referral and false claims laws that apply more broadly to healthcare items or services paid by all payors, including self-pay patients and private insurers, that govern our interactions with consumers or restrict payments that may be made to healthcare providers and other potential referral sources;

•

the Federal Trade Commission Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Additionally, on October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the U.S. Physician Payments Sunshine Act to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021);

•

the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof;

•

foreign or U.S. analogous state laws and regulations, which may apply to our business practices, including but not limited to, state laws that require manufacturers to comply with the voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information or that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy, security and disposal of personal information and health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

similar data protection and healthcare laws and regulations in the EU and other jurisdictions in which we may conduct activities in the future, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal data, including the General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU and European Economic Area, or EEA (including with regard to health data).

Foreign laws and regulations in this regard may vary greatly from country to country. For example, the advertising and promotion of our products in the EEA would be subject to EEA Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. We are also subject to healthcare fraud and abuse regulation and enforcement by the countries in which we conduct our business. These healthcare laws and regulations vary significantly from country to country.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as state Medicaid programs, TRICARE or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

We are subject to numerous state hearing aid and licensure laws and regulations, and non-compliance with these laws and regulations may expose us to significant costs or liabilities.

We are subject to numerous state and local hearing aid laws and regulations relating to, among other matters, licensure and registration of audiologists and other individuals we employ or contract with to provide services and dispense hearing aids. Some of these laws require us to maintain warranty and return policies for consumers allowing for the return of product and restrict advertising and marketing practices. These state and local laws and regulations are complex, change frequently and have tended to become more stringent over time. The FDCA preempts state laws relating to the safety and efficacy of medical devices and state laws that are different from or in addition to federal requirements. In Missouri Board of Examiners for Hearing Instrument Specialists v. Hearing Help Express, Inc. and METX, LLC v. Wal-Mart Stores Texas, LLC, the Eighth Circuit Court of Appeals and the U.S. District Court for the Eastern District of Texas, respectively, have held that certain state laws relating to the fitting and dispensing of hearing aids are preempted because they relate to the safety and efficacy of medical devices. Although we have structured our operations to comply with our understanding of applicable state regulatory requirements, interpretative legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed, including which laws and regulations are preempted because they relate to the safety and efficacy of medical devices, complicating our compliance efforts. Accordingly, we cannot be certain that our interpretation of laws and regulations applicable to our operations is correct, and we could be subject to adverse judicial or administrative interpretations. Our ability to operate profitably will depend, in part, on our ability to obtain and maintain any necessary licenses and other approvals and operate in compliance with applicable state laws and regulations. A determination that we are in violation of applicable laws and regulations in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action. We cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

If our arrangements with audiologists and other hearing care specialists are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.

Many states have laws that prohibit us from engaging in the practice of audiology, exercising control, interfering with or influencing an audiologist or other hearing care specialist’s professional judgment and entering into certain financial arrangements, such as splitting professional fees with audiologists. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Although we believe our arrangements comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, regulatory authorities or other third parties may challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our audiologists and other licensed professionals. A determination that these arrangements violate state laws and regulations or our inability to successfully restructure our relationships and business operations to comply with these laws would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to drive consumers to our website, it could cause our revenue to decrease.

Many consumers find our website by searching for hearing aid information through internet search engines or from word-of-mouth and personal recommendations. A critical factor in attracting visitors to our website is how prominently we are displayed in response to search queries. Accordingly, we use search engine marketing as a means to provide a significant portion of our customer acquisition. Search engine marketing includes both paid website visitor acquisition on a cost-per-click basis and visitor acquisition on an unpaid basis, often referred to as organic or algorithmic search.

One method we employ to acquire visitors via organic search is commonly known as search engine optimization, or SEO. SEO involves developing our website in a way that enables the website to rank high for search queries for which our website’s content may be relevant. We also rely heavily on favorable recommendations from our existing customers to help drive traffic to our website. If our website is listed less prominently or fails to appear in search result listings for any reason, it is likely that we will attract fewer visitors to our website, which could adversely affect our revenue.

Risks relating to our common stock

We are an “emerging growth company,” and the reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the first fiscal year after our annual gross revenue exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

We will incur increased costs and become subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the Securities and Exchange Commission, or SEC, and the exchange our securities are listed on. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action and potentially civil litigation.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the preparation of our financial statements, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions. We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the hiring of qualified supervisory resources, the engagement of technical accounting consulting resources, plans to hire additional finance department employees and the implementation of more formal policies and procedures related to the accounting for our procurement and vendor payment process.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

If we fail to remediate our existing material weakness or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

We have no current plans to pay cash dividends on our common stock; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have never declared or paid cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Also, unless waived, the terms of our 2018 Loan with Silicon Valley Bank generally prohibit us from declaring or paying any cash dividends and other distributions. Additionally, our ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities we issue or any future credit facilities we enter into. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We may be unable to raise additional capital, which could harm our ability to compete.

As of September 30, 2020, we had cash and cash equivalents of $70.2 million. Our expected future capital requirements may depend on many factors including expansion our product portfolio and the timing and extent of spend on the development of our technology to increase our product offerings. As a result, we may need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings.

Our future capital requirements will depend on many factors, including:

•	the timing, receipt and amount of sales from our current and future products;
•	the cost of manufacturing, either ourselves or through third party manufacturers, our products;

•	the cost and timing of expanding our sales, marketing and distribution capabilities;

•	the terms and timing of any other partnership, licensing and other arrangements that we may establish;

•	any product liability or other lawsuits related to our current or future products;

•	the expenses needed to attract, hire and retain skilled personnel;

•	the costs associated with being a public company;

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial markets generally;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products.

Since our inception, our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock, indebtedness and, to a lesser extent, revenue from the sales of our products. We expect that we may be required to obtain additional funding in the future and may do so through partnerships, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Even if we are not required to obtain additional funding, we may do so due to favorable market conditions or to be able to pursue strategic or business expansion opportunities. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies or products that we would otherwise pursue on our own.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2020, our current executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 84% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2020 and after giving effect to the sale of common stock in our initial public offering and the subsequent full exercise of the underwriters’ option to purchase additional shares, we will have outstanding a total of 37,760,616 shares of common stock. Of these shares, approximately 9.0 million shares are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our offering will expire April 13, 2021. After the lock-up agreements expire, up to approximately 28.7 million additional shares of common stock will be eligible for sale in the public market, approximately 21.7 million of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. J.P. Morgan Securities LLC and BofA Securities, Inc. may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, based on shares outstanding as of the completion of our initial public offering, approximately 6.9 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our existing equity incentive plan, or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of the completion of our initial public offering the holders of approximately 28.2 million shares of our common stock, or approximately 77% of our total outstanding common stock, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

•

the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or to repeal certain provisions of our amended and restated certificate of incorporation;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see the section titled “Description of capital stock.”

Claims for indemnification by our directors, officers and other employees or agents may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors, officers and certain other employees provide that:

•

We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•

We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•

We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•

The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, this choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

General risk factors

If we engage in future acquisitions or strategic partnerships, it may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition or partnership opportunities, and even if we do locate such opportunities we may not be able to successfully bid for or obtain them due to competitive factors or lack of sufficient resources. This inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Our effective tax rate may vary significantly from period to period.

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws both within and outside the United States, regulations and/or rates, structural changes in our business, new or changes to accounting pronouncements, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of equity-based compensation, changes in overall levels of pretax earnings or changes in the valuation of our deferred tax assets and liabilities. Additionally, we could be challenged by state and local tax authorities as to the propriety of our sales tax compliance, and our results could be materially impacted by these compliance determinations.

In addition, our effective tax rate may vary significantly depending on our stock price. The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

If we fail to execute invention assignment agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets, the value of our products and our business and competitive position could be harmed.

In addition to patent protection, we also rely on protection of copyright, trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties upon their commencement of a relationship with us. However, we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property. In addition, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know-how and technology.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. We also have agreements with our employees, consultants and third parties that obligate them to assign their inventions to us, however these agreements may not be self-executing, not all employees or consultants may enter into such agreements, or employees or consultants may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If any of our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

We may be unable to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property.

We are subject to risks from legal and arbitration proceedings and that may prevent us from pursuing our business activities or require us to incur additional costs in defending against claims or paying damages.

We may become subject to legal disputes and regulatory proceedings in connection with our business activities involving, among other things, product liability, product defects, intellectual property infringement and/or alleged violations of applicable laws in various jurisdictions. Although we maintain liability insurance in amounts we believe to be consistent with industry practice, we may not be fully insured against all potential damages that may arise out of any claims to which we may be party in the ordinary course of our business. A negative outcome of these proceedings may prevent us from pursuing certain activities and/or require us to incur additional costs in order to do so and pay damages.

The outcome of pending or potential future legal and arbitration proceedings is difficult to predict with certainty. In the event of a negative outcome of any material legal or arbitration proceeding, whether based on a judgment or a settlement agreement, we could be obligated to make substantial payments, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the costs related to litigation and arbitration proceedings may be significant, and any legal or arbitration proceedings could have a material adverse effect on our business, financial condition and results of operations.

Actual or perceived failures to comply with applicable data privacy and security laws, regulations, policies, standards, contractual obligations and other requirements related to data privacy and security and changes to such laws, regulations, standards, policies and contractual obligations could adversely affect our business, financial condition and results of operations.

The global data protection landscape is rapidly evolving, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. We are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, transmission, use, disclosure, storage, retention and security of personal and personally-identifying information, such as information that we may collect in connection with conducting our business in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, fines, imprisonment of company officials and public censure, claims by third parties, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the ordinary course of our business, we collect and store sensitive data, including protected health information, or PHI, personally identifiable information, or PII, intellectual property and proprietary business information owned or controlled by ourselves or our customers, third-party payors and other parties. We also collect and store sensitive data of our employees and contractors. We manage and maintain our applications and data utilizing cloud-based data centers for PII. We utilize external security and infrastructure vendors to manage parts of our data centers.

As our operations and business grow, we are and may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable privacy and security standards, we could face civil and criminal penalties. The U.S. Department of Health and Human Services, or HHS, has the discretion to impose penalties without attempting to resolve violations through informal means. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources, each of which could have a material adverse effect on our business financial condition, results of operations or prospects.

In addition, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. In addition, voters in California approved the ballot initiative known as the California Privacy Rights Act of 2020, or CPRA. Pursuant to the CPRA, the CCPA will be amended by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The CPRA is expected to take effect on January 1, 2023.

In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

We may in the future become subject to the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Further, following the United Kingdom’s withdrawal from the EU and the EEA and the end of the transition period on December 31, 2020, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. While we continue to address the implications of the recent changes to European data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we must devote significant resources to understanding and complying with this changing landscape.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, negative publicity, loss of goodwill and materially adversely affect our business, financial condition and results of operations or prospects.

Failure to comply with the U.S. Foreign Corrupt Practices Act, economic and trade sanctions regulations and similar laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Certain suppliers of our product components are located in countries known to experience corruption. Business activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors or agents that could be in violation of various laws, including the FCPA and anti-bribery laws in these countries, even though these parties are not always subject to our control. While we have implemented policies and procedures designed to discourage these practices by our employees, consultants and agents and to identify and address potentially impermissible transactions under such laws and regulations, we cannot assure you that all of our employees, consultants and agents will not take actions in violation of our policies, for which we may be ultimately responsible.

We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control which prohibit or restrict transactions to or from or dealings with specified countries, their governments and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations.

Failure to comply with any of these laws and regulations or changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may result in significant financial penalties or reputational harm, which could adversely affect our business, financial condition and results of operations.

Our information technology systems, internal computer systems, or those used by our third-party service providers, vendors, strategic partners or other contractors or consultants, may fail or suffer security breaches and other disruptions, which could result in a material disruption of our products and services development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business, financial condition and results of operations.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our mobile and web-based applications, our e-commerce platform and our enterprise software. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. We do not conduct audits or formal evaluations of our third-party vendors’ information technology systems and cannot be sure that our third-party vendors have sufficient measures in place to ensure the security and integrity of their information technology systems and our confidential and proprietary information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. Our internal information technology systems and those of our third party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems from system failure, accident and security breach, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, disruption of our development programs and our business operations, cessation of service, negative publicity and other harm to our business and our competitive position, whether due to a loss of our trade secrets or other proprietary information or other disruptions. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, vendors, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We would also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, financial condition and results of operations or prospects.

Disruptions in internet access could adversely affect our business, financial condition and results of operations.

As an online business, we are dependent on the internet and maintaining connectivity between ourselves and consumers and sources of internet traffic, such as Google. As consumers increasingly turn to mobile devices, we also become dependent on consumers’ access to the internet through mobile carriers and their systems. Disruptions in internet access, whether generally, in a specific market or otherwise, especially if widespread or prolonged, could adversely affect our business, financial condition and results of operations. For example, the “denial-of-service” attack against Dyn in October 2016 resulted in a service outage for several major internet companies. It is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

Changes in the regulation of the internet could adversely affect our business.

Laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and internet tracking technologies. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could increase our operating expenses and expose us to significant liabilities. To the extent any such regulations require us to take actions that negatively impact us, they could have a material adverse effect on our business, financial condition and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 20, 2020, we completed our IPO, in which we issued and sold 7,851,852 shares of its common stock, and subsequently sold an additional 1,177,777 shares upon the exercise of the underwriters’ over-allotment option. In connection with the IPO, including the over-allotment option, we issued and sold an aggregate of 9,029,629 shares of common stock at $18.00 per share, raising approximately $148.1 million in proceeds, net of underwriting discounts and commissions of $11.4 million and estimated offering costs of $3.1 million

The net proceeds from our IPO have been used and will be used, together with our cash and cash equivalents: (i) to fund sales and marketing, including launching new marketing channels and further expanding our brand efforts; (ii) to fund research and development activities; and (iii) for working capital, operating expenses and capital expenditures.

There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 15, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by reference
Exhibit number	Exhibit description	Form	Date	Number	Filed herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaw	S-1	10/20/2020	3.2

4.1	Form of Common Stock Certificate.	S-1	9/25/2020	4.2

10.1	Amended and Restated Investors’ Rights Agreement, dated July 13, 2020, by and among Eargo, Inc. and the investors listed therein.	S-1	9/25/2020	10.1

10.2#	2010 Equity Incentive Plan, as amended.	S-1	10/1/2020	10.2(a)

10.2#	Form Agreements under 2010 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.2(b)

10.3#	2020 Incentive Award Plan.	S-1	9/25/2020	10.3(a)

10.3#	Form Agreements under 2020 Incentive Award Plan.	S-1	9/25/2020	10.3(b)

10.4#	2020 Employee Stock Purchase Plan.	S-1	9/25/2020	10.4

10.5#	Employment Agreement, by and between Eargo, Inc. and Christian Gormsen.	S-1	9/25/2020	10.5

10.6#	Employment Agreement by and between Eargo, Inc. and William Brownie.	S-1	9/25/2020	10.6

10.7#	Employment Agreement, by and between Eargo, Inc. and Adam Laponis.	S-1	9/25/2020	10.7

10.8#	Non-Employee Director Compensation Program.	S-1	9/25/2020	10.8

10.9	Form of Indemnification Agreement for directors, officers and certain other employees.	S-1	9/25/2020	10.9

10.10†	Manufacturing Services Agreement, dated May 5, 2017, by and between Eargo, Inc. and Hana Microelectronics Co., Ltd.	S-1	9/25/2020	10.10

10.11	Sublease Agreement, dated July 30, 2018, by and between Eargo, Inc. and Microchip Technology Incorporated.	S-1	9/25/2020	10.11

10.12	Office & Parking Lease, dated September 11, 2018, by and between Eargo, Inc. and SEV 8th and Division, LLC.	S-1	9/25/2020	10.12

10.13	Standard Office Building Lease, dated April 27, 2018, by and between Eargo, Inc. and LAGOS PROPERTIES, LLC.	S-1	9/25/2020	10.13

10.14	Loan and Security Agreement, dated June 6, 2018, by and among Eargo, Inc., Eargo Hearing, Inc. and Silicon Valley Bank, as amended by the First Amendment, dated January 31, 2019, as further amended by the Second Amendment, dated May 1, 2020.	S-1	9/25/2020	10.14

10.15†	Manufacturing Agreement, dated August 21, 2018, by and between Eargo, Inc. and Pegatron Corporation.	S-1	9/25/2020	10.15

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act of Rules 13A-14(A) and 15D-14(A).				X

31.2	Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).				X

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		X
101.SCH		X
101.CAL		X
101.DEF		X
101.LAB		X
101.PRE		X
#	Indicates management contract or compensatory plan.
†	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.
*

The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 20, 2020	By:	/s/ Christian Gormsen
Christian Gormsen
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 20, 2020	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial and Accounting Officer)