Form 10-K
period 2020-12-31
Eargo, Inc.
filed 2021-03-16
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39616

Eargo, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-3879805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 Technology Drive, 6th Floor San Jose, California 95110	95110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 351-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EAR	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The Registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the Registrant’s common equity as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2021 was 38,295,422.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our ability to attract and retain customers;
•	our expectations concerning additional orders by existing customers;
•

our expectations regarding the potential market size and size of the potential consumer populations for our products and any future products, including our ability to increase insurance coverage of Eargo hearing aids;

•	our ability to release new hearing aids and the anticipated features of any such hearing aids;
•	developments and projections relating to our competitors and our industry, including competing products;
•	our ability to maintain our competitive technological advantages against new entrants in our industry;
•	the pricing of our hearing aids;
•	our expectations regarding the ability to make certain claims related to the performance of our hearing aids relative to competitive products;
•	our expectations with regard to changes in the regulatory landscape for hearing aid devices, including the implementation of the pending over-the-counter hearing aid pathway regulatory framework;
•	our commercialization and marketing capabilities and expectations;
•	our relationships with, and the capabilities of, our component manufacturers, suppliers and freight carriers;
•	the implementation of our business model and strategic plans for our business and products and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products, including the projected terms of patent protection;
•	our ability to effectively manage our growth;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our estimates regarding the COVID-19 pandemic, including but not limited to, its duration and its impact on our business and results of operations;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital; and
•	our future financial performance.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

We are a medical device company dedicated to improving the quality of life of people with hearing loss. We developed the Eargo solution to create a hearing aid that consumers actually want to use. Our innovative product and go-to-market approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost. We believe our Eargo hearing aids are the first and only virtually invisible, rechargeable, completely-in-canal, FDA-regulated, exempt Class I and Class II devices for the treatment of hearing loss. Our rapid pace of innovation is enabled by our deep industry and technical expertise across mechanical engineering, product design, audio processing, clinical and hearing science, consumer electronics and embedded software design, and is supported by our strategic intellectual property portfolio. Our differentiated, consumer-first approach empowers consumers to take control of their hearing by improving accessibility, with personalized, high-quality telecare-based hearing support from licensed hearing professionals. We believe that our differentiated hearing aids, consumer-oriented approach and strong brand have fueled the rapid adoption of our products and high customer satisfaction, as evidenced by over 60 thousand Eargo hearing aid systems sold, net of returns, as of December 31, 2020. We believe this represents the beginning of our penetration into a large, growing and underserved market of people with hearing loss, which we estimate included approximately 43 million adults in the United States and more than 465 million adults globally in 2019.

Hearing loss is a natural consequence of aging and has a significant impact on quality of life. Globally, hearing loss is one of the most prevalent health conditions, and it is the third most common medical condition in the United States—more prevalent than both diabetes and cancer. As demographic trends shift and people continue to live longer, we expect that the proportion of the population with hearing loss will continue to rise, further expanding this already large market.

We estimate that in 2019, 37 million individuals over the age of 50 in the United States had mild to moderate hearing loss. Of these 37 million, our initial marketing efforts are focused on individuals with annual incomes above the median household national average. We estimate that this group consisted of approximately 14 million people and represented an initial target market of over $30 billion in 2019.

Age-related hearing loss in the United States is predominantly addressed by the use of FDA-regulated hearing aids. Despite the significant individual and societal impact of hearing loss, we estimate only approximately 27% of the estimated approximately 43 million adults with hearing loss in the United States in 2019 owned a hearing aid. We believe the low adoption and underserved nature of this market is a direct result of the limitations of and stigma associated with traditional hearing aids and the cumbersome manner in which they are sold.

Hearing aids are traditionally distributed through a business-to-business model in which hearing aid manufacturers rely on a fragmented network of independent hearing clinics to sell their devices to consumers. Purchasing a hearing aid through a clinic can be a lengthy, inconvenient and disempowering process that generally requires a series of in-clinic appointments with a licensed hearing professional for assessment, fitting, programming, ongoing adjustments and maintenance. We believe the separation of the manufacturer from the consumer is not necessary, adds an incremental layer of cost and has contributed to the historical lack of innovation in this market, resulting in products that fail to meet consumer needs.

Designing hearing aids that offer high quality audio performance in a virtually invisible and comfortable form factor that address the needs of consumers presents significant engineering challenges. These challenges have historically been difficult to reconcile in a single device, resulting in the traditional landscape of products that reflect trade-offs between functionality, comfort, visibility and ease of use. Behind-the-ear devices represented approximately 88% of hearing aids dispensed in the United States in 2019 but have a highly visible form factor that contributes to the stigma of hearing loss and limits their adoption. The remaining approximately 12% of hearing aids dispensed in 2019 were in-the-ear devices that are less visible but can occlude or obstruct the ear canal causing discomfort. Additionally, in-the-ear devices require customization and generally require batteries that need to be replaced, making them expensive and cumbersome to use.

The COVID-19 pandemic thus far has largely resulted in favorable trends for our business. We believe that shelter-in-place restrictions and increased reluctance of consumers to be exposed to the virus, particularly among older individuals that comprise a majority of the population needing hearing aids, have increased the attractiveness to consumers of our hearing solution and our vertically integrated telecare model. We believe our model can help consumers decrease their risk of potential exposure to COVID-19 by avoiding multiple trips to hearing aid clinics and close proximity to audiologists and other individuals at such clinics, which are part of the traditional hearing aid sales model. The ongoing impact of COVID-19 depends on the duration and severity of the pandemic, which is difficult to assess or predict. While we have experienced growth in our sales volume during the COVID-19 pandemic, we cannot be certain whether we will maintain the current level of demand for our hearing aids, and the ongoing impact of COVID-19 could be substantially different than what we have experienced to date.

We believe our hearing aids and consumer-centric approach, which we refer to collectively as our Eargo solution, address many of the drawbacks of the traditional hearing aid market. The primary benefits of our solution include the following:

•	Virtually invisible: Our hearing aids fit completely in the ear canal and are virtually invisible, allowing our customers to avoid the stigma associated with visible hearing aids.
•

Comfort and performance: Our proprietary and patented technology allows our hearing aids to be suspended in the ear canal, offering a comfortable “open fit” that does not fully block or occlude the ear canal while still providing high quality audio.

•	Rechargeable: Our hearing aids are rechargeable, eliminating the need for battery replacement.
•	Ease of use: Our hearing aids feature an intuitive design that allows for multiple sound profiles, easy “on the go” personalization and convenient storage.
•	Empowering consumer-centric experience: We believe our personalized approach motivates consumers to take action and then guides them along their hearing journey.
•

Accessible: We eliminate the need for cumbersome visits to the clinic by offering an easy-to-use purchasing interface and convenient telecare-based access to a highly trained clinical support team consisting of licensed hearing professionals.

•

Affordable: Our vertically integrated, consumer-first model allows us to eliminate a layer of cost and offer our high-quality products at prices that are approximately half the average cost of a pair of hearing aids purchased through traditional channels in the United States.

We designed the Eargo solution to provide significant advantages relative to traditional solutions for hearing loss and believe that the high level of customer satisfaction that we have achieved demonstrates our strong value proposition.

We believe we are the first and only company to successfully address the technical challenges inherent in designing and commercializing a high quality, comfortable, rechargeable, in-the-canal hearing aid. We have established a highly capable research and development organization with what we believe is a rare combination of expertise in mechanical engineering, product design, audio processing, clinical and hearing science, consumer electronics and embedded software design. In addition, we have strategic intellectual property protection in certain key areas. Our technical capabilities and commitment to innovation have allowed us to deliver significant product enhancements on a rapid development timeline, which in turn drives our compelling new product roadmap.

We market and sell our hearing aids directly to consumers with a personalized, consumer-centric approach. Our commercial organization consists of a talented marketing team with deep experience in consumer-focused brand and performance marketing, a team of inside sales consultants and a dedicated customer support team of licensed hearing professionals. Our commercial organization is focused on accelerating customer adoption, improving sales team productivity and increasing brand awareness. Going forward, we also plan to selectively pursue omni-channel opportunities and international expansion initiatives that are accretive to our customer acquisition strategy and that provide consumers additional means to access our solution.

Our competitive strengths

We believe the following competitive strengths are essential to our mission of empowering consumers to take control of their hearing and will support our goal of penetrating the large population of individuals with untreated hearing loss:

•

Highly differentiated product: We developed the Eargo solution with the goal of creating a hearing aid that consumers want to use. We believe our hearing aids are the first and only rechargeable, completely-in-canal, FDA-regulated, exempt Class I and Class II devices for the treatment of hearing loss. In an industry that has historically seen minimal user-focused innovation, we put the consumer first and designed a hearing aid that addresses the major drawbacks associated with traditional hearing aids. Our hearing aids are virtually invisible, comfortable, rechargeable and affordable and provide high quality audio. The latest generations of our hearing aids, the Eargo Neo and the Eargo Neo HiFi, also offer a companion mobile app which allows for easy customization.

•

Transformative consumer-centric business model: We designed a differentiated, consumer-first business model to empower the consumer and improve the accessibility and affordability of high-quality hearing support. We currently market and sell our hearing aids directly to consumers with a personalized approach that we believe motivates them to take action and then guides them along their hearing journey. By delivering customer care similar to the traditional sales channel but more efficiently, we believe our business model addresses legacy industry challenges surrounding customer experience, convenience and cost. We also believe our consumer-first model enables us to scale our business and efficiently reach the large population of individuals with untreated hearing loss.

•

Personalized customer experience and support: We prioritize the customer experience throughout every stage of the hearing journey. Prior to their purchase, we approach our prospective customers with empowering, supportive messaging and provide them with direct access to our highly trained sales consultants who collaborate with them on how to best to address their hearing challenges. From time to time and as requested by a prospective customer, we provide a pre-sales telecare visit with one of our licensed hearing professionals. Once a customer purchases our Eargo system, our licensed hearing professionals provide convenient telecare-based clinical support for as long as they own their device. We believe that this premium support is highly differentiated and contributes to our strong customer ratings.

•

Multi-faceted marketing expertise: Our marketing efforts are focused on generating brand awareness and demand for our Eargo solution. In a category that has historically been associated with limited brand awareness, we have developed a sophisticated brand-building strategy focused on consumer empowerment. We have also developed a robust technology and data-driven marketing platform that utilizes business intelligence, key performance metrics, machine learning and other marketing data to reinforce our growing brand recognition and to identify demographics, behaviors and marketing channels most relevant to our target audience. As our user base grows, we expect to further develop the capabilities of our marketing platform and continue to refine our brand building and customer targeting approach.

•

Robust technical, engineering and design expertise, supported by our strategic IP portfolio: We believe we are the first and only company to successfully address the technical challenges inherent in designing and commercializing a high quality, comfortable, rechargeable, in-the-canal hearing aid. Development of our products requires a rare combination of expertise in mechanical engineering, product design, audio processing, clinical and hearing science, consumer electronics and embedded software design. Our technical capabilities and commitment to innovation have allowed us to deliver product enhancements on a rapid development timeline to support a compelling new product roadmap that we believe will continue to differentiate our position over the next several years. Since 2017, we have launched four generations of our hearing aids, with each iteration having improved audio performance, physical fit and/or comfort. As of December 31, 2020, we had 22 issued U.S. patents, 16 patents outside the United States, 4 pending U.S. patent applications and 10 pending foreign patent applications that cover key aspects of our Eargo solution and future product concepts.

•	Proven management team with deep industry expertise: Our senior management team consists of public company industry professionals with deep commercial experience and expertise across various disciplines, including audiology, medical technology, business building, consumer marketing, manufacturing, design and engineering. Since our founding, we have built a culture of innovation driven by deep passion for empowering consumers to take control of their hearing.

Overview of hearing loss

Globally, hearing loss impacted more than 465 million people in 2019. In the United States, we estimate there were approximately 43 million adults with hearing loss in 2019, making it the third most common medical condition and more prevalent than both diabetes and cancer.

As demonstrated below, hearing loss increases with age and reflects the natural and gradual progression of hearing deterioration that occurs in most people as they age. In the United States, we estimate approximately 34% of people over the age of 50 and nearly two-thirds of people over the age of 70 experienced difficulty hearing in 2019. As demographic trends shift and people live longer, we expect that the proportion of the population with hearing loss will continue to rise.

43 MILLION ADULTS WITH HEARING LOSS IN THE UNITED STATES

Hearing Loss Prevalence by Severity	Hearing Loss Prevalence by Severity and Age

0.2M (<1%)
0.7M (2%)
2.6M (6%)
5.7M (13%)
10.3M (24%)
13M (30%)
10.5M (24%)
20 to 29
30 to 39
40 to 49
50 to 59
60 to 69
70 to 79
80+
Mild
Moderate
Severe
Profound

Sources:

Lin, F. R., Niparko, J. K., & Ferrucci, L. (2011). Hearing Loss Prevalence in the United States. Archives of Internal Medicine, 171(20), 1851– 1852.

Prevalence of Hearing Loss by Severity in the United States, Adele M. Goman, PhD, and Frank R. Lin, MD, PhD, 2016

U.S. Census International Database https://www.census.gov/data-tools/demo/idb/region.php?T=13&RT=0&A=both&Y=2020&C=US&R=

Hearing loss may be characterized as mild, moderate, severe or profound, depending on how loud sounds need to be for an individual to hear. In the United States, approximately 6% of the hearing impaired population is characterized as having severe or profound hearing loss, while the moderate and mild segments represent approximately 28% and 66% of this population, respectively.

Hearing loss can significantly impact quality of life. Hearing loss can make it more difficult to work or interact with family and friends, leading to feelings of isolation, depression and increased stress. According to a study published in the Journal of the American Medical Association, hearing loss has been linked to accelerated cognitive decline. The World Health Organization estimates that unaddressed hearing loss poses an annual global cost of approximately $750 billion. As global populations become older, we believe the burden of hearing loss will continue to rise.

Traditional alternatives for the treatment of hearing loss

Traditional product landscape

Hearing loss in the United States is typically addressed by the use of FDA-regulated hearing aids. To be functional for daily use, hearing aids must be engineered with a form factor that is portable, long-lasting, comfortable and discreet. These challenges have historically been difficult to reconcile in a single device, resulting in the traditional landscape of products that reflect trade-offs between functionality, comfort, visibility and ease of use. Behind-the-ear devices represent approximately 88% of hearing aids dispensed in the United States in 2019 but have a highly visible form factor that contributes to the stigma of hearing loss and limits their adoption. The remaining approximately 12% of hearing aids dispensed in 2019 are in-the-ear devices that are less visible but can occlude or obstruct the ear canal, causing discomfort. Generally, in-the-ear devices are also not rechargeable and require batteries that need to be replaced, making them cumbersome to use. Due in part to these limitations, hearing aids are significantly underutilized in the hearing-impaired population. In 2019, of the estimated approximately 43 million adults with hearing loss in the United States, only approximately 27% owned a hearing aid.

The table below illustrates the primary features of traditional hearing aids.

*

Represents estimated average retail costs per pair of hearing aids sold through traditional channels in the United States. Hearing aids with custom features that reduce device visibility or improve comfort can retail for significantly more than the industry average

In addition to FDA-regulated hearing aids, consumers can purchase personal sound amplification products, or PSAPs. PSAPs are primarily sound amplification devices that lack the audio quality, noise reduction and feedback cancellation technology of FDA-regulated hearing aids. While PSAPs are broadly available in consumer electronics stores and online at relatively affordable price points, the FDA does not currently recognize them as a treatment for hearing loss, instead describing PSAPs as “devices that increase environmental sounds for non-hearing impaired consumers.” The FDA Reauthorization Act of 2017, or FDARA, created a new category of over-the-counter, or OTC, hearing aids that are intended to be available without the involvement of a licensed practitioner, and it is possible that some PSAPs could become OTC hearing aids under the new framework if they satisfy applicable requirements. Despite the deadline in FDARA for the FDA to issue proposed regulations to implement the OTC hearing aid pathway by August 18, 2020, the FDA has not yet issued a notice of proposed rulemaking or indicated how it will implement this pathway.

Traditional sales and distribution channel

Hearing aids have traditionally been sold through a business-to-business model in which hearing aid manufacturers rely on a fragmented network of independent hearing clinics to sell their devices to consumers. Purchasing a hearing aid through a clinic generally requires a series of appointments with a licensed hearing professional for assessment, fitting, programming and ongoing adjustments. In 2018, there were approximately 18,800 licensed hearing professionals in the United States. We believe the separation of the manufacturer from the consumer is not necessary, adds an incremental layer of cost and has contributed to the historical lack of innovation in this market, resulting in products that fail to meet consumer needs.

Traditional consumer journey

Market research indicates that approximately six to seven years pass between the time that the average hearing aid user in the United States first acknowledges their hearing loss and when they first purchase a hearing aid. Once consumers decide to seek help, they are often referred by an ear-nose-throat physician or general practitioner to a licensed hearing care professional. The licensed hearing care professional performs a hearing test, recommends a hearing device and then performs fitting procedures which often require multiple visits.

Hearing aids are typically sold as a part of a bundled package that includes the device itself, the audiology exam and related services. Further, there is limited transparency at the consumer level, and the end-user price generally includes the overhead cost and profit margin for the hearing clinic in addition to the cost of the device and audiology services.

Following purchase, traditional hearing aids typically require programming and adjustments by the licensed hearing care professional, resulting in additional in-person follow-up visits. Throughout this lengthy process, which can take weeks or even months, the consumer is reliant on the licensed hearing care professional for education and support. Despite the high touch nature of the selling process and extensive level of customization, hearing aids are often returned due to issues related to comfort, fit, functionality and aesthetics.

Limitations of traditional alternatives for the treatment of hearing loss

We believe the limitations of traditional hearing aids and the manner in which they are sold today are the primary reasons that approximately 73% of the estimated approximately 43 million adults in the United States in 2019 with hearing loss did not own a hearing aid. These limitations include the following:

Product limitations

•

Visible, aesthetically unattractive devices: Because the behind the ear form factor generally enables the device to amplify sound without occluding the ear canal, approximately 88% of hearing aids dispensed in 2019 were visible behind-the-ear devices. While in-the-ear and in-the-canal devices are designed to be less obvious, the device is still noticeable. We believe that a significant portion of individuals with hearing loss find the idea of wearing visible hearing aids stigmatizing. According to the Northstar Survey, a market survey of 2,200 adults over the age of 45 in the United States commissioned by us and conducted by NORTHSTAR Research Partners (USA) LLC in March and September 2019, nearly 70% of U.S. adults over 45 viewed invisibility as extremely or very important.

•

Occlusion causing discomfort for the wearer: Devices located in the ear canal can address the challenge of visibility; however, they either fully or partially block the ear canal. This occlusion causes physical discomfort and poor sound quality for the wearer. The Northstar Survey indicated that over 90% of existing and prospective hearing aid users view comfort and sound quality as extremely or very important. We believe that this helps explain why only approximately 12% of hearing aids dispensed in 2019 were in-the-ear or completely-in-canal devices.

•

Battery changing hassle: Traditional hearing aids can be frustrating to use, with tiny batteries and battery doors, screws and buttons that are difficult to manipulate, especially for older individuals. According to the Northstar Survey, over 80% of individuals who have recently experienced hearing difficulty cited the ability to recharge a hearing aid as extremely or very important.

Channel limitations

•

Disempowering consumer experience: We believe the traditional industry business model does not lend itself to consumer awareness, and that consumers may feel like patients with limited autonomy in the process, as opposed to empowered consumers making a purchasing decision. Hearing clinics exercise a fair degree of influence over product availability, such that consumers may not be presented with a full range of product choices or be informed about the benefits and drawbacks of each product. In fact, most of hearing aid users do not know the brand name of their device.

•

Inconvenient, cumbersome process: The traditional business-to-business channel has faced limited competition and disruption, and there has been little investment in the consumer experience. The entire process from obtaining a hearing aid through programming and adjustments is lengthy and can take multiple weeks and up to several months of in-person hearing clinic visits. This process is cumbersome and ultimately results in limited consumer satisfaction.

•

High cost: The cost of traditional hearing aids reflects the multi-layer distribution channel through which they are sold. The consumer price includes the cost of the device itself and a profit margin for the manufacturer as well as the overhead cost and profit margin for the hearing clinic. The average retail cost of a pair of hearing aids sold through traditional channels in the United States is estimated to be $4,600, making them approximately twice the average price of our hearing aids. Further, hearing aids with custom features that reduce device visibility or improve comfort can retail for significantly more than the industry average. In addition, approximately 87% of the Northstar Survey respondents in September 2019 indicated that price was extremely or very important.

•

COVID-19 barriers: We believe the recent emergence of COVID-19 has made the process of obtaining a hearing aid through traditional channels more cumbersome given the additional precautions hearing clinics and consumers have taken as a result of COVID-19, as well as shelter-in-place and other government mandates. The number of hearing aid units sold through traditional channels in the United States decreased approximately 59% year-over-year during the second quarter of 2020, according to statistics generated by Hearing Industries Association. According to a survey conducted by The Hearing Review in May 2020, while approximately 75% of audiology clinics in the United States and Canada were accepting patient visits as of May 2020, most were experiencing significant revenue declines compared to pre-COVID-19 levels. Despite this, the survey found that only 8% of clinics planned to use telecare methods to acquire new patients.

The Eargo solution

We are passionate about helping people hear better. We are on a mission to change the way the world thinks about hearing loss.

Since our inception, our founding principle has been to dramatically improve the consumer experience at every step of the hearing care journey. Our products, customer support and marketing messaging are a direct result of that passion. We believe our model can shift the paradigm in the treatment of hearing loss for the ultimate benefit of consumers.

Our products

Our Eargo hearing aids combine proprietary technology, engineering know-how and design expertise to offer high-quality performance in an in-the-canal form factor that makes them virtually invisible. Our in-the-canal devices feature high quality audio, are designed to provide up to 16 hours of battery life and have proprietary Flexi Fibers or Flexi Palms, which are designed to enable the unit to comfortably “float” in the ear canal allowing air and sound to pass freely around them. Eargo hearing aids are designed for ease of use and maintenance and to fit a majority of the population, and are rechargeable. In addition, Eargo hearing aids are highly customizable, allowing our users to cycle through four different sound profiles, which include different features such as amplification and noise levels while on-the-go to accommodate different ambient noise environments. We currently offer three versions of our hearing aids, the Eargo Max, the Eargo Neo and the Eargo Neo HiFi, at three different price points to provide customers with choices on cost and functionality. Our hearing aids also come with a portable charging case, and the Eargo Neo and Eargo Neo HiFi offer connectivity via a Bluetooth-enabled charging case and the Eargo mobile app.

Eargo Neo HiFi Hearing Aids with Charging Case	Eargo Neo HiFi Hearing Aid in Ear

Eargo Neo HiFi Hearing Aid in Ear

Flexi Palm (includes Primary Wax Filter)
Body
End Cap
Microphone Cover
Removal Thread
Stainless Steel Charging Contacts

Our business model and consumer journey

We employ a differentiated, consumer-first business model to empower the consumer and improve the accessibility and affordability of high-quality hearing aids. We currently market and sell our hearing aids directly to consumers with a personalized approach that we believe helps motivate them to take action and then guides them along their hearing journey.

We engage consumers through a mix of digital and traditional marketing that is designed to appeal to prospective customers on a personal level and build our brand. Our data-driven approach to reaching consumers has allowed us to identify and target key demographics and purchasing behaviors of our most relevant audience, and we constantly refine our approach to most efficiently reach this audience. Our empowering messaging and sophisticated marketing strategy have helped contribute to over 60 thousand hearing aids sold, net of returns, as of December 31, 2020.

In addition to providing information about our products, we encourage prospective customers to learn about their hearing condition and provide free educational resources to help them make informed decisions. While a hearing test is not necessary to purchase an Eargo hearing aid, we offer an online, do-it-yourself hearing screen for prospective customers who are interested in an assessment. We believe this is an empowering experiential journey for the consumer as they are able to learn at their own pace and comfort.

Once a potential customer has expressed interest in our Eargo solution, by completing a form or otherwise contacting us, one of our sales consultants will contact them directly. Our sales consultants are highly trained inside salespeople who collaborate with the consumer on how best to address their hearing loss challenges and determine whether the Eargo hearing solution is appropriate for them.

Customers are able to complete their purchase over the phone with their sales consultant or directly on our website, without the need to navigate multiple visits to the hearing clinic for tests and fittings. Importantly, potential customers are not required to have a hearing test to order the Eargo hearing solution, which simplifies the purchasing experience and improves the accessibility of hearing aids relative to the traditional hearing clinic channel. In addition, Eargo provides insurance claims processing for consumers, eliminating in most cases the need for consumers to interface with their insurance providers. Further, we offer a 45-day trial period.

We offer three products, the Eargo Max, Eargo Neo and the Eargo Neo HiFi, which range in price from $1,850 to $2,950, and we provide consumers with the option to utilize insurance coverage, pay the full cost up-front or enroll in a convenient, third-party monthly financing program that makes our products even more accessible. The Eargo hearing solution is then shipped and arrives in less than three business days on average.

Once a customer makes their purchase they are assigned to one of our licensed hearing professionals, who provides complimentary, convenient clinical support by phone, chat or email. All of our hearing professionals are licensed by recognized third parties. Once a customer receives their Eargo hearing solution, their licensed hearing professional will schedule a welcome call to ensure the proper use of the Eargo solution. In 2020, more than 80% of our customers completed a welcome call with one of our licensed hearing professionals. Our licensed hearing professionals and customer care team are also available to provide unlimited support for as long as the customer owns the device. We also provide short, online training videos and additional resources that customers can access online. The combination of these services allows us to deliver telecare-based clinical support in an efficient and streamlined manner without the burden of in-clinic visits.

Key advantages of our solution

We believe the Eargo hearing solution offers the following advantages relative to traditional hearing aids:

Product advantages

•

Virtually invisible: Unlike the majority of hearing aids which sit behind-the-ear, the Eargo hearing solution fits completely in-the-canal and is virtually invisible, allowing our customers to avoid the stigma that is associated with visible hearing aids.

•

Comfort and performance: Our proprietary Flexi Fibers and Flexi Palms allow Eargo hearing aids to be suspended in the ear canal and provide a comfortable “open fit” that does not fully block or occlude the ear canal while still providing high quality audio.

•

Rechargeable: Our hearing aids are rechargeable, offering up to 16 hours of battery life and eliminating the need for battery replacement. Our Eargo hearing solution comes with a discreet, portable charger case that provides up to seven days’ worth of charge and easily fits into a purse or pocket so customers can charge on-the-go. It takes approximately two hours to recharge the charger case. The charger case recharges the hearing aids to approximately two hours of use time in 30 minutes and fully recharges the hearing aids in approximately six hours.

•

Ease of use: Our Eargo system features an intuitive design that is similar in quality to many high-end consumer electronics and allows users to cycle through four different sound profiles, which include different features such as amplification and noise reduction levels while on-the-go to accommodate different ambient noise environments. Our Eargo Neo and Eargo Neo HiFi also offer customers a companion mobile app that pairs with their device and helps them easily personalize their Eargo hearing aids to fit their needs.

Channel advantages

•

Empowering consumer-centric experience: We have developed an empowering consumer-centric experience that encourages consumers to take action and then guides them along their hearing journey. Additionally, we have built a data set and sophisticated marketing infrastructure to deliver our message in a highly targeted manner utilizing digital and traditional marketing channels. We empower consumers by offering free online education, convenient consultation, the ability to easily purchase the Eargo system and fast delivery.

•

Accessible: With our innovative go-to-market model, we eliminate the need for cumbersome visits to the hearing clinic which inconvenience and may disempower the consumer. We offer all of our customers convenient telecare-based access to a highly trained clinical support team consisting of licensed hearing professionals. With the Eargo Neo and Eargo Neo HiFi, our clinical support specialists are able to wirelessly personalize Eargo settings for our customers.

•

Affordable: Our vertically integrated, consumer-first model allows us to eliminate a layer of cost and offer our high-quality products at prices that are approximately half the average cost of a pair of hearing aids purchased through traditional channels in the United States.

•

Decreased COVID-19 exposure: Without the need to physically visit a clinic, we believe our model can help Eargo customers reduce their risk of contracting COVID-19 when acquiring an Eargo hearing aid. We believe the pandemic has accelerated the pace of consumer awareness of our vertically integrated telecare model, and we are further investing in our business to build this leadership position.

We designed the Eargo solution to provide significant advantages relative to traditional solutions for hearing loss and believe that the high level of customer satisfaction that we have achieved demonstrates our strong value proposition.

Growth drivers

We believe we are transforming the hearing aid market and are working to establish the Eargo solution as the preferred approach to the treatment of hearing loss. We seek to achieve this goal by converting existing hearing aid users to the Eargo solution and attracting consumers who have historically chosen not to wear hearing aids. Our growth strategies include:

•

Accelerate consumer adoption: We operate in a large, underpenetrated market. We have sold, net of returns, over 60 thousand Eargo hearing aids as of December 31, 2020, which reflects less than 1% penetration of our estimated addressable market opportunity in the United States. We plan to grow our base of customers by efficiently investing in marketing targeted at the approximately 14 million people in the United States over the age of 50 with mild to moderate hearing loss who have annual household income above the national median in 2019. Our commercial strategy is focused on driving customers to our website by optimizing our mix of digital and traditional media, and increasing our customer conversion.

•

Optimize customer mix: Beginning in the fourth quarter of 2019, we began targeting a more diverse mix of consumers, including those with hearing aid health insurance benefits and repeat customers. We believe consumers with hearing aid insurance benefits typically convert at higher rates and return their devices at lower rates, due in part to having reduced or, in some cases, no out of pocket cost for an Eargo hearing aid. We believe repeat customers also have an attractive conversion and return profile due to their high satisfaction with Eargo. This more optimized mix of customers across cash pay, insurance and repeat categories has resulted in a lower overall customer acquisition cost. We believe this strategy has the potential to further improve the efficiency of our sales and marketing spend.

•

Improve sales team productivity: Our sales consultants leverage the powerful lead generation capabilities of our digital marketing platform, enabling them to be substantially more productive than traditional hearing care professionals working at hearing clinics. As demand accelerates, we believe we have an opportunity to further increase the productivity of our sales organization. To do so, we are leveraging data-driven insights to iterate our sales tactics and create incentive programs and promotional offers, each with the goal of increasing inbound lead conversions. We also see an opportunity to nurture long-term relationships with our customers to drive repeat purchases and increase their lifetime value.

•

Introduce new, innovative products: Since 2017, we have launched four generations of our hearing aids, each adding significant performance and technical enhancements. We are focused on continuing to launch new versions of the Eargo hearing solution that further improve audio quality, amplification, fit, comfort and ease-of-use. According to market data, a substantial portion of traditional hearing aid purchases are by repeat customers. As of December 31, 2020, over 16 thousand of our hearing aids systems sold, net of returns, were either Plus or Max systems that are over two years old. We began actively advertising to these customers for repeat purchases, which has contributed to our growth in gross systems shipped and revenues in 2020. We believe our product roadmap will drive adoption by new customers and encourage repeat purchases by existing customers.

•

Selectively pursue omni-channel opportunities: We believe there are numerous omni-channel opportunities that could provide access to additional channels and accelerate our customer acquisition growth. Some of these include partnering with retailers, pharmacies, payors and other consumer-oriented healthcare companies with similar customer demographics.

•

Expand internationally: We believe the Eargo solution offers a compelling value proposition for consumers with hearing loss worldwide. In the future, we anticipate selectively expanding our commercial efforts to the large population of individuals with mild to moderate high-frequency hearing loss outside of the United States.

Our commercial strategy

We designed a differentiated, consumer-first business model to empower the consumer and improve the accessibility and affordability of high-quality hearing aids. We currently market and sell our hearing aids directly to consumers with a personalized approach that we believe motivates them to take action and then guides them along their hearing journey.

Brand awareness and demand generation

Our consumer-first marketing efforts are focused on generating brand awareness and demand for the Eargo solution. We are working to further establish Eargo as a recognizable brand name in an industry traditionally characterized by large manufacturers generally lacking brand recognition. We believe we can achieve this by running empowering advertisements that are designed to appeal to prospective customers on a personal level. We seek to raise interest levels in potential customers who have not been motivated by the uninspiring messaging in the traditional channel and attract interested consumers who have not yet purchased a hearing aid due to the limitations of the traditional channel. We then nurture these potential customer relationships with educational marketing campaigns that are intended to develop comfort and familiarity with our brand.

We also acquire customers that are interested in hearing aids through marketing channels such as paid search, social media and native advertising and draw them to our website with landing pages where they can learn more about us, submit their contact information for phone-based follow-up or purchase immediately.

Sales and customer service process and infrastructure

Our differentiated marketing and messaging is supported by a high touch, efficient team of professionals that guides the consumer through the journey of addressing their hearing loss with a personalized and consultative approach. We frequently review feedback and data our consumers provide to work to improve the customer experience.

Consultative inside sales force

We have an efficient, effective, centralized, sales force consisting of 55 sales consultants as of December 31, 2020. Our sales consultants act as advisors and work with the customer to understand their needs. We sell our hearing solution directly through our online store and through phone conversations with our sales consultants, which enables them to work with substantially more customers than traditional hearing care professionals in a clinic setting. In addition, from time to time and as requested by a prospective customer, we provide a pre-sales telecare visit with one of our licensed hearing professionals.

Convenient professional support for as long as the customer owns the device

Once a customer makes their purchase, they are assigned to one of our licensed hearing professionals who provides convenient clinical support by phone, online chat or email for the life of the product. Our licensed hearing professionals include audiologists with degrees in audiology and speech-language science, professionals with board certifications in hearing aid science and other professionals licensed for the treatment of hearing loss. After a customer receives their Eargo hearing aids, one of our licensed hearing professionals will initiate a welcome call to help ensure the proper use of the Eargo hearing aids. Our licensed hearing professionals and customer care team are also available to provide unlimited support for as long as the customer owns the device. We also provide short, online training videos and additional online resources that customers can access.

We believe this consultative approach and ongoing support is key to developing strong customer relationships, increasing brand affinity and improving the lifetime value of customers. As of December 31, 2020, we employed 42 licensed hearing professionals.

Technical capabilities

In designing the Eargo hearing solution, we set out to offer a differentiated product with a compelling value proposition to the consumer centered on the ability to offer high quality audio performance in a virtually invisible and comfortable form factor, which poses significant engineering challenges.

To address these challenges, we have established proprietary capabilities in the critical aspects of hearing aid design. We believe our distinct combination of engineering and design know-how coupled with intellectual property protection in certain key areas, enables us to offer an attractive, virtually invisible hearing aid while maintaining high quality audio performance.

•

Multi-channel compression in miniaturized form factor: High-fidelity multichannel compression is critical to hearing aid performance. A high-fidelity multichannel compression system dynamically amplifies the distinct acoustics of everyday life in a differentiated manner based on the frequency of the incoming sound. This ensures that the hearing aid offers comfortable and appropriate hearing support for the full range of everyday activities and sounds. While many hearing aid manufacturers have achieved this in behind-the-ear devices, to achieve this objective on a miniaturized platform that provides up to 16 hours of battery life requires ultra-low power integrated circuits and knowledge of assembly language programming on integrated circuits, which is becoming a rare skillset.

•

Acoustic feedback cancellation: One of the primary challenges in audio signal processing for hearing aids that are located in the ear canal is acoustic feedback due to the close proximity of the microphone and the receiver. To address this, we have incorporated an adaptive feedback cancellation, or FBC, system. The most important figure to compare FBC systems is added stable gain, which reflects the increase in amplification gain that is afforded by the FBC system without added feedback or degraded sound quality. Our added stable gain of 24 dB compares to an added stable gain of approximately 20 decibels for an “open-fit” receiver-in-canal hearing aid.

•

Open canal design eliminating full occlusion: Our virtually invisible form factor requires the close collaboration of clinicians and engineers to achieve acoustic performance while limiting canal occlusion and maintaining ear health. Our proprietary and patented Flexi Fibers and Flexi Palms are a soft, medical-grade silicone web that allows our hearing aids to be suspended in the ear canal allowing for an “open fit” that offers high quality sound and comfort while staying firmly in place. Our engineers and clinicians play a critical role in improving the fit, migration, comfort and occlusion with each design iteration.

We believe that the combination of technical capabilities and our innovative data driven approach to consumer-first marketing are a distinct competitive advantage for us in penetrating our target market.

Our products

We developed the Eargo solution to create a hearing aid that consumers actually want to use. We believe our hearing aids are the first and only rechargeable, completely-in-canal, FDA regulated, exempt Class I or Class II devices for the treatment of hearing loss. We currently offer three versions of our Eargo solution, the Eargo Max, the Eargo Neo and the Eargo Neo HiFi, at three different price points to provide customers with choices on cost and functionality.

Our Eargo products consist of the following: Eargo hearing aids, our proprietary Flexi Fibers or Flexi Palms depending on the hearing aid, our portable charger case and, with the Eargo Neo and Eargo Neo HiFi, tech-enabled through the Eargo mobile app.

•

Eargo hearing aids: Our hearing aids combine advanced technology, engineering and design to offer high-quality performance in an in-the-canal form factor that makes them virtually invisible. We have ultra-low-power integrated circuitry and advanced audio processing algorithms which enable high-quality audio, while preserving up to 16 hours of battery life. Our hearing aids are highly customizable, allowing our users to cycle through four different sound profiles, low to high amplification, while on the go to accommodate different ambient noise environments.

•

Proprietary Flexi Fibers and Flexi Palms: Our proprietary Flexi Fibers and Flexi Palms, which are included as part of our hearing aids and can also be purchased separately, allow our hearing aids to be suspended in the ear canal providing an “open fit” that offers high quality sound and comfort while staying firmly in place. Our Flexi Fibers and Flexi Palms are made of a soft, medical-grade silicone and are designed to flex for comfortable, full day wear. Flexi Fibers and Flexi Palms are removable, allowing for simple cleaning, and we offer several sizes with each shipment to accommodate individuals with different size ear canals.

•

Portable charger case: Each set of Eargo hearing aids comes with a discreet, portable charger case that provides up to seven days’ worth of charge and easily fits into a purse or pocket. It takes approximately two hours to recharge the charger case and only approximately 30 minutes for the hearing aids to recharge within the case while on-the-go to provide up to two hours of additional use. Our charger case is designed to be discreet, while also protecting the hearing aids and maximizing airflow so that they dry while charging.

•

Eargo mobile app: Our Eargo Neo and Eargo Neo HiFi offer a companion mobile app that allows customers to control their device and personalize their sound profiles. When paired with the charging case, customers can also wirelessly receive personalized sound settings based on their usage and preferences directly from our licensed hearing professionals.

Research and development

We are committed to ongoing research and development. As of December 31, 2020, our research and development organization included 67 individuals with expertise in mechanical engineering, product design, electrical engineering, systems engineering, audio processing, clinical and hearing science and embedded software design. Our technical capabilities and commitment to innovation have allowed us to deliver significant product enhancements on a rapid development timeline, which we believe has helped us to support a compelling new product roadmap.

Our current research and development efforts are focused on developing future generations of our Eargo solution with increased functionality and audio output, improved in-ear fit, reduced cost of goods, better connectivity and enhanced machine learning.

Comparative electroacoustic benchmarking tests

In October 2019, we conducted a series of comparative electroacoustic benchmarking tests, or the Bench Study, to compare our Eargo Neo hearing aid with hearing aids from three major manufacturers: the Starkey Livio AI 2400, the Phonak Audeo Marvel M90, and the Resound Linx Quattro 5, all behind-the-ear style hearing aids with receiver-in-the-canal.

The goal of the Bench Study was to conduct electroacoustic benchmarking tests to determine whether the hearing aids tested were able to amplify sounds appropriately to improve speech audibility while maintaining adequate sound quality.

Our results indicated that both our Eargo Neo hearing aid and the other hearing aids we tested met or exceeded the identified benchmarks for sound quality and amplification to improve speech audibility. We believe the results of the Bench Study are useful to investors because they provide information regarding the comparability of our Eargo Neo hearing aid to the other hearing aids tested with respect to the identified benchmarks.

Summary of Bench Study design

We designed the Bench Study to use industry standard tests developed by the American National Standards Institute, or ANSI, the American organization that manages the voluntary standards system for electroacoustic tests.

In addition, we evaluated the ability of each hearing aid in the Bench Study to make speech more understandable using another industry standard test called the Speech Intelligibility Index, or SII.

The measurements were performed by two of our employees who are licensed audiologists using two different hearing aid test systems. One model of each device was utilized for testing. The results were then compared for discrepancies. If there were no major discrepancies, the better result of the two measures was used. If major discrepancies between the results existed, we performed both measures again. We defined a major discrepancy as the device meeting the identified standards in one test system but failing to meet the identified standards on the other system.

Coupling using a 2cc coupler and placement of devices was used in accordance with ANSI S3.22-2009 specifications. Measurements were then taken with devices at either full-on-gain (FOG) or reference-test-setting (RTS) in accordance with ANSI standards.

In order to determine what qualified as a good result, we reviewed recent research and used what we believe to be the most cited standards in the hearing aid industry as our benchmarks:

•	Frequency range: The frequency range should include 250 to 6000 Hz to cover the complete range of speech. Covering this large range of frequencies is important to appropriately amplify speech sounds.
•

Speech Intelligibility Index: The device should provide appropriate amplification for a specific hearing loss, as determined by the Audioscan Verifit test system. We chose a typical moderate hearing loss for this test.

•	Total harmonic distortion: The distortion level should be below 3% for all frequencies tested in order to amplify sound and speech with acceptable accuracy.
•	Equivalent input noise: The level of noise should be below 28 dB sound press level, or SPL. A low noise level means that the hearing aid can provide an acceptably clean sound to the listener.

Results

Frequency range

All devices tested met the acceptable frequency range, amplifying frequencies in a range of at least 250Hz to 6,000Hz as demonstrated in Graph 1 below.

Graph 1. Frequency range results

Speech Intelligibility Index

All devices tested had an acceptable SII, as demonstrated in Graph 2 below. Each bar in the graph represents the SII score for each input level, and the horizontal lines represent the minimum scores required adequate speech intelligibility. All tested devices met or exceeded the minimum requirement.

Graph 2. Speech Intelligibility Index results

Total harmonic distortion

All devices tested had a low level of total harmonic distortion, with each reporting less than 3% as demonstrated in Graph 3 below.

Graph 3. Total Harmonic Distortion results

Equivalent input noise

Equivalent input noise levels were good, with each device reporting less than 28 dB SPL, as demonstrated in Graph 4 below.

Graph 4. Equivalent Input noise results

Product roadmap

We are continuously innovating and have released four new generations of our Eargo solution since 2017. Our current iteration of the Eargo hearing solution, Neo HiFi, provides improved Flexi Palms and improved capabilities across audio fidelity and bandwidth. We launched Neo HiFi in January 2020 and anticipate launching our next generation hearing aid in the first half of 2021.

We anticipate that future generations of our solution will offer further improved fit and acoustic output with the capability for in-situ hearing assessment and adjustment through connected hearing aids. We expect that future generations of our solution will also include increased water resistance and have refurbishment capability. We believe this will advance the ability of our licensed hearing professionals to personalize our customers’ hearing solutions. Our development priorities are also focused on adding a refurbishment capability, which would benefit our gross margin.

HIGH CADENCE OF PURPOSEFUL INNOVATION

2021 | **EARGO** Next Generation
+ Improved fit and output
+ In-situ hearing assessment and adjustments
+ Increased water resistance
+ Refurbishment capability

EARGO

2020 | **EARGO** NEO HIFI
+ Improved Flexi Palms
+ Improved fidelity, feedback cancellation, and noise reduction

EARGO

2019 | **EARGO** NEO
+ Refined cosmetics
+ Connected charger
+ Smartphone app

EARGO

2018 | **EARGO** MAX
+ Improved acoustic performance

EARGO

2017 | **EARGO** PLUS
+ Improved durability

EARGO

Improving Performance, Fit and Comfort

Manufacturing

Our hearing aids are currently assembled by Hana, a contract manufacturer which is based in Thailand. We have a manufacturing services agreement with Hana for the assembly and supply of our hearing aids, pursuant to which we make purchases on a purchase order basis. The manufacturing services agreement was effective beginning on May 5, 2017 with an initial term of 12 months that automatically renews for additional 12 month periods. The automatic renewals are subject to our right to terminate the agreement without cause by providing 120 days’ advance written notice, or Hana’s right to terminate the agreement without cause by providing at least 12 months’ advance written notice.

We have entered into a manufacturing services agreement with a second manufacturer, Pegatron Corporation, or Pegatron, which is based in Taiwan, for the manufacture of our next generation hearing aid, pursuant to which we make purchases on a purchase order basis. The manufacturing services agreement was effective beginning on August 21, 2018 with an initial term of three years that automatically renews for additional one-year periods. The automatic renewals are subject to either party’s right to terminate the agreement without cause by providing 30 days’ advance written notice. Either party may terminate the agreement if the other party materially breaches the agreement and fails to cure the breach within 30 days after notice of such breach from the terminating party.

We rely on several third-party suppliers for the components used in our hearing aids, including the batteries, integrated circuits, microphones and receivers.

We believe that third-party facilities will be adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture our hearing aids or any related components ourselves.

Manufacturing facilities that produce medical devices or their component parts intended for distribution world-wide are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, any products we sell are required to be manufactured in compliance with the FDA’s Quality System Regulation, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products.

The distribution of our hearing aids is handled directly through DCL Logistics, a third-party logistics provider. Our finished hearing aids are shipped from Hana in Thailand to DCL Logistics in Louisville, Kentucky and are distributed from there to customers.

Seasonality

Prior to the effects of COVID-19, we have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in quarters when we launch new products and in the fourth calendar quarter as a result of holiday promotional activity.

Competition

We compete in the hearing aid market against manufacturers, clinics and retailers of hearing aids, other direct-to-consumer providers of hearing aids and to a lesser extent, providers of personal sound amplification products (PSAPs). We believe that the primary competitive factors in the market are:

•	product quality and performance, including but not limited to, the size, sound quality, comfort, whether the batteries are rechargeable, reliability and connectivity of the hearing aid;
•	customer purchasing experience;
•	visibility of hearing aid;
•	pricing;
•	product support and service;
•	effective marketing and education;
•	technological innovation, product enhancements and speed of innovation; and
•	sales and distribution capabilities.

After a period of industry consolidation, five manufacturers control a vast majority of the hearing aid industry today. These manufacturers include GN Store Nord, Sonova, Starkey, William Demant and WS Audiology, all of which have established products and substantially greater financial, sales and marketing, manufacturing and development resources than we possess. In addition to these manufacturers, we also compete against hearing clinics and retailers, such as Costco. Costco sells its Kirkland Signature label behind-the-ear hearing aids in store and also sells behind-the-ear, in-the-ear and in-the-canal hearing aids under the Philips, Phonak, ReSound and Rexton brands, each at various price points. We also compete against other direct-to-consumer hearing aid providers such as Audicus and Lively, which, similar to our business model, allow consumers to purchase hearing aids without visiting a clinic and provide remote support for their products.

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Considering the resources and advantages that our competitors maintain, even if our technology and consumer-first distribution strategy is more effective than the technology and distribution strategy of our competitors, current or potential customers might accept competitor products in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our approach to addressing unmet needs in the hearing aid industry. Increased competition in the future could adversely affect our revenue, revenue growth rate, if any, margins and market share.

Government regulation

Our products and operations are subject to extensive and rigorous regulation by the FDA and other federal, state and local authorities, as well as foreign regulatory authorities. The FDA regulates, among other things, the research, development, testing, design, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices in the United States to assure the safety and effectiveness of medical products for their intended use. The Federal Trade Commission also regulates the advertising of our products in the United States. Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training and other practices to government scrutiny.

Regulation by the FDA

The FDA classifies hearing aids, including in-the-canal hearing aids such as our products, as medical devices. In the United States, the Federal Food, Drug, and Cosmetic Act, or the FDCA, as well as FDA regulations and other federal and state statutes and regulations, govern, among other things, medical device design and development, preclinical and clinical testing, device safety, premarket clearance and approval, establishment registration and device listing, manufacturing, labeling, storage, record-keeping, advertising and promotion, sales and distribution, export and import, recalls and field safety corrective actions, and post-market surveillance, including complaint handling and medical device reporting of adverse events. Failure to comply with applicable requirements may subject a company to a variety of administrative or judicial sanctions, such as warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The FDA can also refuse to approve or clear pending product applications.

The FDA classifies medical devices into three classes (Class I, II or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the FDA’s current good manufacturing practices for devices, as reflected in the Quality System Regulation, or QSR, establishment registration and device listing, reporting of adverse events, and truthful, non-misleading labeling, advertising and promotional materials. Some Class I devices also require premarket clearance by the FDA through the premarket notification process set forth in Section 510(k) of the FDCA. Class II devices are subject to the FDA’s general controls and any other special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries and/or post-market surveillance. Most Class II devices must also comply with the FDA’s Section 510(k) premarket notification requirements. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, general and special controls alone are insufficient to assure their safety and effectiveness. Devices placed in Class III generally require the submission of a premarket approval, or PMA, application demonstrating the safety and effectiveness of the device, which must be approved by the FDA prior to marketing, or the receipt of a 510(k) de novo classification, which provides for the reclassification of the device into Class I or II. The PMA approval process is more stringent, time-consuming and expensive than the 510(k) clearance process; however, the 510(k) clearance process has also become increasingly stringent and expensive.

We currently market our products pursuant to the FDA regulatory framework for air-conduction hearing aids, which are classified as Class I or Class II FDA Registered Exempt Medical Devices. While applicable FDA regulations establish certain “conditions for sale” of all hearing aids, including that prospective hearing aid users must have a medical evaluation by a licensed physician within the six months prior to the hearing aid dispensation, the FDA has stated that it does not intend to enforce these medical evaluation requirements prior to the dispensing of Class I air-conduction and Class II wireless air-conduction hearing aids to individuals 18 years of age and older. Accordingly, while we are required to comply with other FDA requirements, our products are currently not reviewed by the FDA.

The FDA Reauthorization Act of 2017, or FDARA, created a new category of over-the-counter, or OTC, hearing aids that are intended to be available through in-person transactions, by mail or online without the involvement of a licensed practitioner. Under the statute, the FDA must issue regulations to implement the new framework. As part of its rulemaking process, the FDA is required to evaluate whether OTC hearing aids should be subject to Section 510(k) premarket review and clearance, and it is unclear whether the FDA will subject OTC hearing aids to this requirement or other more onerous requirements. Despite the deadline in FDARA for the FDA to issue proposed regulations by August 18, 2020, the FDA has not yet issued a notice of proposed rulemaking or indicated how it will implement the new OTC hearing aid pathway. In addition, in May 2018, the FDA granted a de novo classification request from Bose for a direct-to-consumer “self-fitting air-conduction hearing aid,” which is classified in Class II and subject to 510(k) premarket review.

We market the Eargo system devices as Class I or Class II exempt air-conduction hearing aids under existing regulations and are not dependent on the FDA’s issuance of OTC hearing aid regulations for the marketing of our products. We also do not consider our devices to be “self-fitting” hearing aids similar to the newly cleared Bose device. Accordingly, while we expect our products to continue to be regulated as Class I or Class II exempt devices, our products could in the future be deemed to fall under the definition of a “self-fitting air-conduction hearing aid” or an OTC hearing aid, in which case we could be required to seek 510(k) clearance for our products or otherwise comply with additional regulatory requirements associated with these new pathways.

510(k) clearance

If not exempted from the FDA’s 510(k) notification requirement, to obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a legally marketed device, commonly known as the “predicate device.” A legally marketed predicate device may include a device that was legally marketed in the United States prior to May 28, 1976 for which a PMA is not required (commonly known as a “pre-amendments device” based on the date the Medical Device Amendments of 1976 were enacted), a device which the FDA has reclassified from Class III to Class II or I, or a device which has been found substantially equivalent to such a device through the 510(k) process. A device is considered to be substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics, or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the predicate device. A showing of substantial equivalence may sometimes, but not always, require clinical data. Before the FDA will accept a 510(k) submission for substantive review, the FDA will first assess whether the submission satisfies a minimum threshold of acceptability. If the FDA determines that the 510(k) submission is incomplete, the FDA will issue a “Refuse to Accept” letter which generally outlines the information the FDA believes is necessary to permit a substantive review and to reach a determination regarding substantial equivalence. An applicant must submit the requested information before the FDA will proceed with additional review of the submission. Once a 510(k) submission is accepted for review, the FDA has 90 days to review and issue a determination. As a practical matter, clearance often takes longer. The FDA may request additional information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. The review period is suspended during the time the additional information request is pending. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees.

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials or method of manufacture, or that would constitute a new or major change in intended use, may require a new 510(k) clearance or PMA approval and payment of an additional FDA user fee. The determination as to whether or not a modification constitutes such a change is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until new 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

Clinical trials

Clinical trials are sometimes required for 510(k) clearance. Such trials generally require submission of an investigational device exemption, or IDE, application to the FDA for a specified number of patients and study sites, unless the product is deemed to be a non-significant risk device which may be subject to more abbreviated IDE requirements. If an IDE is required, the FDA and the appropriate institutional review boards, or IRBs, at the clinical sites must approve the study before clinical trials may begin. Clinical trials are subject to extensive monitoring, record keeping and reporting requirements. Clinical trials must be conducted under the oversight of IRBs for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices, or GCPs, which include the requirement that all research subjects provide their informed consent for participation in each clinical study. The clinical trial sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance to market the product.

Labeling and sale

All hearing aids commercially distributed in the United States must comply with specific FDA labeling requirements. These requirements address the labeling of the device itself as well as the User Instructional Brochure that must be provided to all potential hearing aid recipients. Hearing aids must be clearly and permanently marked with, among other things, the name of the device manufacturer, the model name or number, and the year of manufacture. In addition, the User Instructional Brochure must contain, among other things, specific instructions for the use of, maintenance and care of, and replacement or recharging of the batteries of the hearing instrument, information regarding known side effects that may warrant a physician consultation, a warning statement specified in FDA regulations, and technical data useful in selecting and fitting a hearing instrument and checking its performance.

In addition, FDA regulations require that the marketing of hearing aids comply with certain “conditions for sale,” including, among other things, the requirement that prospective hearing aid users must undergo a medical evaluation (or provide a signed waiver) before a hearing aid may be dispensed, along with certain recordkeeping requirements. In 2016, the FDA issued a guidance document stating that it did not intend to enforce the medical evaluation or recordkeeping requirements prior to the dispensing of Class I air-conduction and Class II wireless air-conduction hearing aids to individuals 18 years of age and older. In addition, under FDARA, hearing aids that qualify for the future OTC pathway must be exempt from certain labeling requirements and condition of sale requirements otherwise applicable to hearing aids.

Quality System Regulation

The hearing aids that we commercially distribute in the United States are subject to pervasive and continuing regulation by the FDA and certain state agencies. This includes product listing and establishment registration requirements, which facilitate FDA inspections and other regulatory actions. We are required to adhere to applicable current good manufacturing practice, or cGMP, requirements, as set forth in the QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. We are also required to verify that our suppliers maintain facilities, procedures and operations that comply with applicable quality and regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of contractors. FDA regulations also require investigation and correction of any deviations from the QSR and impose reporting and documentation requirements upon us and our third-party manufacturers. Noncompliance with these regulations can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, FDA refusal to grant 510(k) clearance or PMA approval to new devices, withdrawal of existing clearances or approvals, and criminal prosecution.

Post-market surveillance

We must also comply with post-market surveillance regulations, including medical device reporting, or MDR, requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, and any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur. We must also comply with medical device correction and removal reporting regulations, which require manufacturers to report to the FDA corrections and removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the

FDCA that may present a risk to health. Although we may undertake recall actions voluntarily, we must submit detailed information on any recall action to the FDA, and the FDA can order a medical device recall in certain circumstances.

In addition to post-market quality and safety actions, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the U.S. Federal Trade Commission, or FTC. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

Failure to comply with applicable regulatory requirements, including delays in or failures to report incidents to the FDA as required under the MDR regulations, can result in enforcement action by the FDA which can include any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications or repair, replacement, refund, recall, administrative detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	FDA refusals or delays on requests for 510(k) clearance or PMA approval of new or modified products;’
•	withdrawal of 510(k) clearances or PMA approvals that have already been granted;
•	refusal to grant export approval for products; or
•	civil penalties or criminal prosecution.

Other healthcare laws and regulations

The healthcare industry is also subject to federal and state fraud and abuse laws, including anti-kickback, self-referral, false claims and physician payment transparency laws, as well as patient data privacy and security and consumer protection and unfair competition laws and regulations. Our operations are also subject to certain state and local hearing care laws, including those applicable to the licensure and registration of audiologists and other individuals that dispense hearing aids, sales and marketing practices, interactions with consumers, consumer incentive and other promotional programs, and state corporate practice and fee-splitting prohibitions.

Fraud and abuse laws

In addition to the FDA, other federal and state healthcare laws and regulations could restrict our business practices and operations, including our direct-to-consumer activities. To the extent our products are or become covered by any federal or state government healthcare program, regulatory and enforcement authorities may nonetheless interpret that we are subject to numerous federal healthcare anti-fraud laws, which include the federal Anti-Kickback Statute, the Physician Self-Referral Law and the False Claims Act that are intended to reduce waste, fraud and abuse in the healthcare industry and analogous state laws that may apply to healthcare items and services paid by all payors, including self-pay patients and private insurers. These laws are broad and subject to evolving interpretations. They prohibit many arrangements and practices that are lawful in industries, other than healthcare, including pricing, sales and marketing activities, sales commissions, customer incentive and other promotional programs, and the provision of gifts and business courtesies. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. We must operate our business within the requirements of these laws. Violations of any of these health regulatory laws may result in potentially significant penalties, including criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations.

In addition, the U.S. Physician Payments Sunshine Act requires manufacturers to report to the Department of Health and Human Services (HHS) detailed information about financial arrangements with physicians and teaching hospitals and, with reporting requirements going into effect in 2022 for payments made in 2021, financial arrangements with physician assistants, nurse practitioners, and other mid-level practitioners. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Although none of our products are currently covered by any government healthcare program, we may still be subject to certain state reporting requirements that apply regardless of payor. Failure to comply subjects manufacturers to significant civil monetary penalties.

State licensing, corporate practice and fee-splitting prohibitions

Regulation of the hearing aid industry exists in every state. These laws and regulations are primarily concerned with the licensure and registration of audiologists and other individuals and companies that dispense hearing aids, including procedures involving the fitting and dispensing of hearing aids. In addition, most states require warranty and return policies for consumers allowing for the return of product, and restrict hearing aid advertising and marketing practices. These state laws are subject to change, and states may impose more stringent requirements for dispensers of hearing aids. The FDCA preempts state laws relating to the safety and efficacy of medical devices and state laws that are different from or in addition to federal requirements. In Missouri Board of Examiners for Hearing Instrument Specialists v. Hearing Help Express, Inc. and METX, LLC v. Wal-Mart Stores Texas, LLC, the Eighth Circuit Court of Appeals and the U.S. District Court for the Eastern District of Texas, respectively, have held that certain state laws relating to the fitting and dispensing of hearing aids are preempted because they relate to the safety and efficacy of medical devices. Although we have structured our operations to comply with our understanding of applicable state regulatory requirements, interpretative legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed, including which laws and regulations are subject to the federal preemption relating to safety and efficacy of medical devices, complicating our compliance efforts. Other courts could conclude that similar or identical state laws are not preempted. A determination that we are in violation of applicable laws and regulations in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action.

We employ licensed hearing professionals to deliver services to our customers. These activities are subject to various state laws that prohibit the practice of certain professions, including audiology, by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the audiologist’s or other hearing care specialist’s professional judgment. In the event that regulatory authorities or other third parties were to challenge these arrangements, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our arrangements with our audiologists and other licensed professionals. In addition, various state laws also generally prohibit the sharing or splitting professional fees with lay entities or persons. Audiologists and certain other hearing care specialists are required to maintain valid state licenses to practice and must comply with numerous state and local licensing laws and regulations, and each state defines the scope of practice for audiologists and other hearing care specialists through legislation and their respective state regulatory agencies and boards. Activities that qualify as professional misconduct under state law may subject our personnel to sanctions or may even result in loss of their licensure and could, possibly, subject us to sanctions as well.

Coverage and reimbursement; healthcare reform

Our products are primarily purchased on a cash-pay basis and are not generally covered by government healthcare programs and other third-party payors. In addition, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system seeking, among other things, to reduce healthcare costs that could affect our results of operations. For example, the implementation of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or the Affordable Care Act, has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. In addition, the Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. It is uncertain the extent to which any such changes or other healthcare reform measures by the current Presidential Administration may impact our business or financial condition. We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.

Privacy and security

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health care providers, health plans and health care clearinghouses), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Additionally, HITECH mandates the reporting of certain breaches of health information to the HHS, affected individuals and, if the breach is large enough, the media.

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state and non-U.S. laws, such as the GDPR govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Union (the “EU”) and the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (the FCPA), prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. The scope of the FCPA includes interactions with certain healthcare professionals in many countries.

International laws

Globally, other countries have enacted anti-bribery laws and/or regulations similar to the FCPA. Violations of any of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

There are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

Intellectual property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2020, we had 22 issued U.S. patents, 16 patents outside the United States, 4 pending U.S. patent applications and 10 pending foreign patent applications. Our patents include utility patents covering technology ranging from remote control of our hearing aids to design patents covering the housing and securing mechanisms for our hearing aids. We have foreign patents in the EU, Australia, Canada, China, Germany, Japan, Singapore and South Korea. We own all of our patents and do not rely on any licenses to utilize the technology covered by these patents. The earliest of our patents is expected to expire in 2025. Our issued U.S. patent with claims generally directed to an open ear canal hearing aid comprised of certain electronics and securing portions and our issued U.S. patent with claims generally directed to an adjustable securing mechanism for a space access device are each expected to expire in 2030.

Our pending patent applications may not result in issued patents, and we cannot assure you that any current or subsequently issued patents will protect our intellectual property rights. Third parties may challenge certain patents issued to us as invalid, may independently develop similar or competing technologies or may design around any of our patents. We cannot be certain that any of the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights in these countries as fully as in the United States.

There is no active patent litigation involving us and we have not received any notices of patent infringement involving any of our products. The validity, enforceability or scope, as the case may be, of one of our patents relating to our Flexi Palm design is being challenged in Europe. An oral hearing for this challenge is expected to be scheduled in 2021. The preliminary opinion from the European Patent Office’s Opposition Division considered the claims to be novel, inventive and sufficient of disclosure, while only making objections regarding added matter. Our response includes a main request to maintain the claims of the patent as-is and 11 auxiliary requests, each of which we believe will still provide coverage of the Flexi Palms. While any result that narrows or invalidates this patent could harm our ability to prevent third parties from producing competing products similar in design, we believe the result of these proceedings will not result in the patent being invalidated and that any result that relies upon one of the auxiliary requests would still provide us coverage regarding Flexi Palms in Europe.

As of December 31, 2020, we had 35 trademark registrations and 8 pending trademark applications worldwide.

Environmental matters

Our operations, properties and products are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. We believe, based on current information that we are in material compliance with environmental laws and regulations applicable to us. However, our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our products, could cause us to incur substantial costs, including clean-up costs, personal injury and property damage claims, fines and penalties, costs to redesign our products or upgrade our facilities and legal costs, or require us to curtail our operations, any of which could seriously harm our business.

Human capital resources

As of December 31, 2020, we had 238 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Item 1A. Risk Factors.

Risk factor summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the SEC), before making investment decisions regarding our common stock.

•	We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.
•	We have a history of net losses, and we may not achieve or maintain profitability in the future.
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

Risk Factors

Our operating and financial results are subject to various risks and uncertainties. You should carefully consider the risks described below, as well as all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before investing in our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business.

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

In addition, we have experienced recent rapid growth and anticipate further growth, although the COVID-19 pandemic may substantially impact our future growth. For example, our revenue increased from $32.8 million for the year ended December 31, 2019 to $69.2 million for the year ended December 31, 2020.

This growth has placed significant demands on our management, financial, operational, technological and other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. In particular, continued growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high-quality standards and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

We have a history of net losses, and we may not achieve or maintain profitability in the future.

We have incurred net losses since inception. For the years ended December 31, 2020 and 2019, we incurred net losses of $39.9 million and $44.5 million, respectively. As a result of our ongoing losses, as of December 31, 2020, we had an accumulated deficit of $199.1 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of the COVID-19 pandemic.

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

Eargo’s customer return accrual rates were approximately 26% for the year ended December 31, 2020. Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they increase, our net revenue may decrease or grow more slowly than we anticipate, and our business, financial condition and results of operations could be adversely affected.

We depend on sales of our hearing aids for our revenue. Demand for our hearing aids may not increase as rapidly as we anticipate due to a variety of factors, including a weakness in general economic conditions or competitive pressures.

We expect that revenue from sales of our hearing aids will continue to account for our revenue for the foreseeable future. Continued and widespread market acceptance of hearing aids by consumers is critical to our future success. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions, which have been adversely affected by the COVID-19 pandemic and may continue to be materially adversely affected by the COVID-19 pandemic. Hearing aids are primarily paid for directly by the consumer and, as a result, demand can vary significantly depending on economic growth. A general slowdown in the U.S. economy and international economies into which we may expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a reduction in consumer spending on elective or higher value products, or a reduction in demand for hearing aids generally, each of which would have an adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling hearing loss technologies. In such circumstances, consumers may opt to purchase less expensive hearing loss technologies. If there is a reduction in consumer demand for hearing aids generally, if consumers choose to use a competitive product rather than our hearing aids or if the average selling price of our hearing aids declines as a result of economic conditions, competitive pressures or any other reason, these factors could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in adapting our production and cost structure to the market environment, we may experience further adverse effects that may be material to our business, financial condition and results of operations.

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

Hearing aids are considered medical devices subject to regulation by the FDA. We currently market our products pursuant to the FDA regulatory framework for air-conduction hearing aids, which are classified as Class I or Class II devices exempt from premarket review procedures. In addition, while applicable FDA regulations establish certain “conditions for sale” of all hearing aids, including that prospective hearing aid users must have a medical evaluation by a licensed physician within the six months prior to hearing aid dispensation, the FDA has stated that it does not intend to enforce these medical evaluation requirements prior to the dispensing of Class I air-conduction and Class II wireless air-conduction hearing aids to individuals 18 years of age and older. Accordingly, while we are required to comply with other FDA requirements, including specific hearing aid labeling requirements and provision of a User Instructional Brochure, our products have not been reviewed by the FDA and are not dispensed by licensed physicians. If the FDA were to determine that our products do not properly satisfy the conditions for marketing Class I or Class II air-conduction hearing aid devices, we could be forced to cease distribution of our products until we obtain regulatory clearance or approval, and we could be subject to additional enforcement action by the FDA. In addition, many states have laws regarding the provision of hearing aid devices, and if we are found to be in violation of the laws of any state in which our devices are sold, we could be subject to further sanctions at the state level.

The regulatory landscape for hearing aid devices has been subject to recent changes that may alter or increase our requirements for regulatory compliance. The FDA Reauthorization Act of 2017, or FDARA, created a new category of over-the-counter, or OTC, hearing aids that are intended to be available through in-person transactions, by mail or online without the involvement of a licensed practitioner. Under the statute, the FDA is required to issue regulations to implement the new framework. As part of its rulemaking process, the FDA is required to evaluate whether OTC hearing aids should be subject to premarket review and clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, and it is unclear whether the FDA will subject OTC hearing aids to this requirement or other more onerous requirements. The language in FDARA is not self-implementing, which means that the OTC hearing aid category does not exist until the effective date of a published final regulation. Despite the deadline in FDARA for the FDA to issue proposed regulations by August 18, 2020, the FDA has not yet issued a notice of proposed rulemaking or indicated how it will implement the new OTC hearing aid pathway. We market the Eargo system devices as Class I or Class II exempt air-conduction hearing aids under existing regulations and are not dependent on the FDA’s issuance of OTC hearing aid regulations for the marketing of our products. However, our devices may become subject to additional requirements in connection with such regulations in the future.

In addition, in May 2018, the FDA granted a de novo classification request from Bose for a direct-to-consumer “self-fitting air-conduction hearing aid,” which is classified as Class II and subject to 510(k) premarket review. We do not consider our devices to be “self-fitting” hearing aids similar to the recently cleared Bose device, but the FDA could disagree. While we expect our products to continue to be regulated as Class I or Class II exempt devices, our products could in the future be deemed to fall under the definition of a “self-fitting air-conduction hearing aid” or an OTC hearing aid, in which case we could be required to seek 510(k) clearance for our products or otherwise comply with additional regulatory requirements associated with these new pathways. In such case, the FDA may require us to remove our devices from the market while we seek FDA clearance. In addition, even if our current products remain Class I or Class II exempt devices, it is possible that any future products we may develop could fail to meet the requisite criteria for similar regulation and could be subject to more stringent requirements and premarket review, increasing our costs for regulatory compliance.

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

Numerous state and local jurisdictions have imposed or reimposed, and others in the future may impose, “shelter-in-place” orders, quarantines, orders requiring non-essential businesses to remain closed, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. The pandemic and such restrictions have resulted in a majority of our employees working remotely, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other potential disruptions may include delays in processing registrations or approvals by applicable state or federal regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Eargo systems. In addition, even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 are lifted, we may continue to experience disruptions to our business.

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

Furthermore, because of our products’ limited time in the market, we cannot be certain about the usable life of our products. Due to the design constraints applicable to our rechargeable, in-the-canal form factor, our hearing aids may offer a shorter usable life compared to our competitors’ hearing aids. Thus, even though our products may be more affordable than competitive devices, they may need to be replaced more often. Although we believe the advantages of our design justify this tradeoff, customers may expect a longer useful life, and failure to live up to this expectation could result in reduced sales, decreased customer loyalty, higher-than-expected warranty claims and adverse publicity.

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

We provide product guarantees to our customers, both as a result of contractual and legal provisions and for marketing purposes. We allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is currently two years for Neo HiFi and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of December 31, 2020, we had provisions of $2.4 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

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

The size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate.

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

Tariffs could increase the cost of our products and the raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products. Political uncertainty surrounding international trade disputes and protectionist measures could also have a negative effect on consumer confidence and spending, which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently rely on a single manufacturer located in Thailand, Hana Microelectronics, for the manufacture of all of our products currently available for sale and have entered into a manufacturing services agreement with a second manufacturer located in Taiwan, Pegatron Corporation, for the manufacture of our next generation hearing aid. In addition, we rely on some third-party suppliers in Europe, Southeast Asia, Japan, China and the United States, who supply, among other things, certain of the technology and raw materials used in the manufacturing of our products. Our reliance on international operations exposes us to risks and uncertainties, including:

•	controlling quality of supplies;
•	trade protection measures, tariffs and other duties, especially in light of trade disputes between the United States and several foreign countries, including China and countries in Europe;
•	political, social and economic instability;
•	the outbreak of contagious diseases, such as COVID-19;
•	laws and business practices that favor local companies;
•	interruptions and limitations in telecommunication services;
•	product or material delays or disruption;
•	import and export license requirements and restrictions;
•	difficulties in the protection of intellectual property;
•	exchange controls, currency restrictions and fluctuations in currency values; and
•	potential adverse tax consequences.

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

We or the third parties upon whom we depend may be adversely affected by disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster. Any interruption in the operations of our or our suppliers’ manufacturing or other facilities may have a material adverse effect on our business, financial condition and results of operations.

Our corporate headquarters are located in the San Francisco Bay Area, which has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. The current sole manufacturer of our hearing aid finished products is located in Thailand, which has experienced landslides, flooding, tropical storms and tsunamis. We have entered into a manufacturing services agreement with a second manufacturer located in Taiwan, which has also experienced landslides, flooding, tropical storms and tsunamis. Our customer support operations are based in Nashville, Tennessee, and our third-party provider’s distribution facilities are based in Louisville, Kentucky, both of which have experienced flooding and tornadoes. Severe weather, natural disasters and other calamities, such as pandemics (including COVID-19), earthquakes, tsunamis and hurricanes, fires and explosions, accidents, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, sabotage, geopolitical unrest, political instability, terrorism or acts of war, could severely disrupt our operations, or our third-party manufacturers’ and suppliers’ operations, and have a material adverse effect on our business, financial condition and results of operations.

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

In June 2018, we entered into a loan and security agreement, as amended in January 2019, May 2020 and in September 2020, with Silicon Valley Bank (the 2018 Loan). We borrowed $15.0 million upon the closing of the September 2020 amendment, a portion of which was used to repay in full the outstanding principal amount of the previously funded term loan. As of December 31, 2020, $15.0 million in aggregate principal amount was outstanding under the term loan facility. The 2018 Loan has a maturity date of September 1, 2024. The 2018 Loan contains various covenants that limit our ability to engage in specified types of transactions without Silicon Valley Bank’s prior consent. These covenants limit our ability to, among other things:

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

Additionally, most of our competitors rely predominantly on third-party distributors. A direct sales force may subject us to higher fixed costs than those of competitors that market their products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

In the future, we expect we will need to increase the size of our organization, and we may experience difficulties in managing growth. A deterioration in our relationships with our employees could have an adverse impact on our business.

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

Maintaining good relationships with our employees is crucial to our operations. As a result, any deterioration of the relationships with our employees could have a material adverse effect on our business, financial condition and results of operations.

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

We do not expect to become profitable in the near future, may never achieve profitability, and have incurred substantial net operating losses, or NOLs, during our history. Unused NOLs will carry forward to offset a portion of future taxable income, if any, until such unused NOLs expire, if ever. Federal NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such federal NOLs is limited to 80 percent of taxable income for taxable years beginning after December 31, 2020. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its prechange NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We believe we have experienced more than one ownership change in the past, and we may experience additional ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks relating to intellectual property and legal and regulatory matters

Our success depends in part on our proprietary technology, and if we are unable to obtain, maintain or successfully enforce our intellectual property rights, the commercial value of our products and services will be adversely affected and our competitive position may be harmed.

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of December 31, 2020, we had 22 issued U.S. patents, 16 patents outside the United States, 4 pending U.S. patent applications and 10 pending foreign patent applications.

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

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful.

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

While the various agencies that enforce the EU’s Medical Device Directive, the Japanese Ministry of Health, Labor and Welfare and the FDA are the regulatory bodies affecting us most prominently, there are numerous other regulatory schemes at the international, national and sub-national levels to which we are subject. These regulations can be burdensome and subject to change on short notice, exposing us to the risk of increased costs and business disruption, and regulatory premarket clearance or approval requirements may affect or delay our ability to market our new products. We cannot guarantee that we will be able to obtain marketing clearance or approval for our new products, or enhancements or modifications to existing products. If we do, such clearance or approval may take a significant amount of time and require the expenditure of substantial resources. Further, such clearance or approval may involve stringent testing procedures, modifications, repairs or replacements of our products and could result in limitations on the proposed uses of our products. Regulatory authorities and legislators have been recently increasing their scrutiny of the healthcare industry, and there are ongoing regulatory efforts to reduce healthcare costs that may intensify in the future. Our business is also sensitive to any changes in tort and product liability laws.

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

The FDA has classified air-conduction hearing aids as Class I and Class II devices exempt from premarket review procedures, and although we comply with applicable Class I and Class II medical device requirements, none of our devices have been reviewed by the FDA. Moreover, because the FDA has stated that it does not intend to enforce the medical evaluation requirements for dispensation of Class I or Class II air-conduction hearing aids to individuals 18 years of age and older, our devices are available directly to consumers without the medical evaluation of a licensed practitioner. If our current or future products become subject to the pending OTC hearing aid pathway, are deemed to be Class II “self-fitting air-conduction hearing aids,” or are otherwise required to undergo premarket review, we may be required to first receive clearance under Section 510(k) of the FDCA or approval of a premarket approval, or PMA, application from the FDA. If this were to occur for our currently marketed devices, the FDA could require us to remove our products from the market until we receive applicable regulatory clearance or approval, which would significantly impact our business.

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

Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care and expand access to healthcare, among other purposes. For example, the implementation of the Affordable Care Act has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. Other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted, which included, among other things, reductions to Medicare payments to providers of 2% per fiscal year. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015, or MACRA, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments which began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Future legislation and regulations may result in decreased coverage and reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged and market demand for medical devices. This could harm our ability to market and generate sales from our products.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving our hearing aids could have a material adverse effect on our business, financial condition and results of operations.

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

•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Additionally, on October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision titled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the U.S. Physician Payments Sunshine Act to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021);

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

•

foreign or U.S. analogous state laws and regulations, which may apply to our business practices, including but not limited to, state laws that require manufacturers to comply with the voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information or that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

•

similar healthcare laws and regulations in the EU and other jurisdictions in which we may conduct activities in the future, including reporting requirements detailing interactions with and payments to healthcare providers.

Foreign laws and regulations in this regard may vary greatly from country to country. For example, the advertising and promotion of our products in the European Economic Area (the EEA) would be subject to EEA Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. We are also subject to healthcare fraud and abuse regulation and enforcement by the countries in which we conduct our business. These healthcare laws and regulations vary significantly from country to country.

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

We incur significantly increased costs and are subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

In connection with the preparation of our financial statements in connection with our IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions. We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including the hiring of qualified supervisory resources, the engagement of technical accounting consulting resources and plans to hire additional finance department employees.

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

If we fail to remediate our existing material weakness or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We may be unable to raise additional capital, which could harm our ability to compete.

As of December 31, 2020, we had cash and cash equivalents of $212.2 million. Our expected future capital requirements may depend on many factors including the expansion of our product portfolio and the timing and extent of spend on the development of our technology to increase our product offerings. As a result, we may need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings.

Our future capital requirements will depend on many factors, including:

•	the timing, receipt and amount of sales from our current and future products;
•	the cost of manufacturing, either ourselves or through third-party manufacturers, our products;
•	the cost and timing of expanding our sales, marketing and distribution capabilities;
•	the terms and timing of any other partnership, licensing and other arrangements that we may establish;
•	any product liability or other lawsuits related to our current or future products;
•	the expenses needed to attract, hire and retain skilled personnel;
•	the costs associated with being a public company;
•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial markets generally;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•	the extent to which we acquire or invest in businesses.

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

As of December 31, 2020, our current executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 66% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We have a total of 38,246,601 shares of common stock outstanding as of December 31, 2020. Of these shares, approximately 9.0 million shares are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our IPO will expire April 13, 2021. After the lock-up agreements expire, up to approximately 28.7 million additional shares of common stock will be eligible for sale in the public market, approximately 21.7 million of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended (the Securities Act). J.P. Morgan Securities LLC and BofA Securities, Inc. may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, based on shares outstanding as of the completion of our IPO, approximately 6.9 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our existing equity incentive plan, or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 28.2 million shares of our common stock, or approximately 74% of our total outstanding common stock as of December 31, 2020, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the Exchange Act), or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

In the ordinary course of our business, we collect and store sensitive data, including protected health information (PHI), personally identifiable information (PII), intellectual property and proprietary business information owned or controlled by ourselves or our customers, third-party payors and other parties. We also collect and store sensitive data of our employees and contractors. We manage and maintain our applications and data utilizing cloud-based data centers for PII. We utilize external security and infrastructure vendors to manage parts of our data centers.

As our operations and business grow, we are and may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA establishes, among other things, privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information by covered entities, such as health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of protected health information. HIPAA requires covered entities and their business associates to develop and maintain certain policies and procedures with respect to individually identifiable health information that is used or disclosed. Further, in the event of a breach of unsecured protected health information, HIPAA requires covered entities to notify each individual whose protected health information is breached as well as federal regulators and in some cases, the media. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable privacy and security standards, we could face civil and criminal penalties. The HHS has the discretion to impose penalties without attempting to resolve violations through informal means. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources, each of which could have a material adverse effect on our business financial condition, results of operations or prospects.

In addition, the CCPA, which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We may in the future become subject to the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Further, from January 1, 2021, companies have to comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. While we continue to address the implications of the recent changes to European data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we must devote significant resources to understanding and complying with this changing landscape.

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

We are subject to the FCPA, and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Certain suppliers of our product components are located in countries known to experience corruption. Business activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors or agents that could be in violation of various laws, including the FCPA and anti-bribery laws in these countries, even though these parties are not always subject to our control. While we have implemented policies and procedures designed to discourage these practices by our employees, consultants and agents and to identify and address potentially impermissible transactions under such laws and regulations, we cannot assure you that all of our employees, consultants and agents will not take actions in violation of our policies, for which we may be ultimately responsible.

We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control which prohibit or restrict transactions to or from or dealings with specified countries, their governments and in certain circumstances, their nationals, and with individuals and entities that are specially designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our mobile and web-based applications, our e-commerce platform and our enterprise software. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. We do not conduct audits or formal evaluations of our third-party vendors’ information technology systems and cannot be sure that our third-party vendors have sufficient measures in place to ensure the security and integrity of their information technology systems and our confidential and proprietary information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. Our internal information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems from system failure, accident and security breach, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, disruption of our development programs and our business operations, cessation of service, negative publicity and other harm to our business and our competitive position, whether due to a loss of our trade secrets or other proprietary information or other disruptions. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions.

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

If securities analysts publish negative evaluations of our stock or stop publishing research or reports about our business, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We currently have research coverage by several financial analysts. If one or more of these analysts should drop research coverage of us or if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Jose, California, where we lease approximately 30,434 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which was effective as of July 30, 2018 and expires on February 28, 2022. We also lease approximately 14,965 square feet of office space, which is primarily used for our customer support operations, in Nashville, Tennessee, pursuant to a lease that commenced on March 15, 2019 and expires on March 31, 2021. In February 2021, we entered into an amendment of our lease in Nashville, Tennessee, that reduced our office space to 9,327 square feet and extended the term to March 31, 2023. We believe that our existing facilities are adequate to meet our business requirements for the near-term, and that additional space will be available on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information for common stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “EAR”. Public trading of our common stock began on October 16, 2020. Prior to that, there was no public market for our common stock.

Stockholders

As of March 8, 2021, there were 201 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock performance graph

The graph below shows the cumulative total stockholder return assuming the investment of $100 and the reinvestment of any dividends in each of our common stock, the NASDAQ Composite Index, and the S&P Healthcare Equipment Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Dividend policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans

See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Sales of unregistered securities

From January 1, 2020 through December 31, 2020, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the 3.0-for-1.0 reverse stock split of our common stock that occurred on October 8, 2020:

1.	Between March 2020 and April 2020, we issued convertible promissory notes in the aggregate principal amount of $10.1 million to 21 accredited investors.
2.

In July 2020, we issued an aggregate of 1,889,542 shares of our Series E convertible preferred stock upon redemption of convertible promissory notes issued by us, in exchange for approximately $10.3 million in cancellation of indebtedness.

3.

Between July 2020 and August 2020, we issued and sold an aggregate of 10,513,924 shares of Series E convertible preferred stock to 24 accredited investors at $6.7836 per share for gross proceeds of $71.3 million.

4.	In September 2020 we issued a warrant to purchase 53,487 shares of our Series E convertible preferred stock with an exercise price of $6.7836 per share to one accredited investor.
5.

Prior to filing our registration statement on Form S-8 in October 2020, we granted stock options and stock awards to employees, directors and consultants under our 2010 Equity Incentive Plan, covering an aggregate of 3,885,943 shares of common stock, at a weighted-average exercise price of $3.02 per share. The weighted-average exercise price per share reflects the repricing of all options granted from January 1, 2020 to August 3, 2020 with an exercise price greater than $2.55 per share that were repriced to $2.55 per share on August 3, 2020.

6.

Prior to filing our registration statement on Form S-8 in October 2020, we issued an aggregate of 555,654 shares of common stock at a weighted-average purchase price of $1.81 per share to employees, directors and consultants for aggregate proceeds to us of approximately $1.0 million upon the exercise of stock options.

Use of proceeds from public offering of common stock

On October 20, 2020, we completed our initial public offering, or IPO, and issued 9,029,629 shares of our common stock, which includes an additional 1,177,777 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at an initial offering price of $18.00 per share less underwriting discounts and commissions. We received net proceeds from the initial public offering of approximately $148.5 million, after deducting underwriting discounts and commissions of $11.4 million and offering costs of $2.6 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. J.P. Morgan Securities LLC and BofA Securities, Inc. acted as book-running managers for the IPO.

Shares of our common stock began trading on the Nasdaq Global Select Market on October 16, 2020. The offer and sale of the shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-249075), which was declared effective on October 15, 2020.

There has been no material change in the planned use of proceeds from our initial public offering as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Issuer purchases of equity securities

None.

Item 6. Selected Financial Data.

The consolidated statements of operations data for the fiscal years ended December 31, 2020, 2019 and 2018, and the selected consolidated balance sheets data as of December 31, 2020 and 2019, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated balance sheet data as of December 31, 2018 is derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

	Year ended December 31,
(in thousands, except share and per share amounts)	2020	2019	2018
Revenue, net	$69,154	$32,790	$23,163
Cost of revenue	21,873	15,790	11,423
Gross profit	47,281	17,000	11,740
Operating expenses:
Research and development	12,045	12,841	9,520
Sales and marketing	49,525	35,725	25,540
General and administrative	20,582	12,470	8,251
Total operating expenses	82,152	61,036	43,311
Loss from operations	(34,871)	(44,036)	(31,571)
Other income (expense), net:
Interest income	37	627	164
Interest expense	(1,920)	(711)	(424)
Other income (expense), net	(1,474)	(366)	(1,403)
Loss on extinguishment of debt	(1,627)	—	(559)
Total other income (expense), net	(4,984)	(450)	(2,222)
Loss before income taxes	(39,855)	(44,486)	(33,793)
Income tax provision	—	—	—
Net loss and comprehensive loss	$(39,855)	$(44,486)	$(33,793)
Net loss attributable to common stockholders, basic and diluted	$(30,015)	$(44,486)	$(33,793)
Net loss per share attributable to common stockholders, basic and diluted	$(3.80)	$(173.47)	$(149.69)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,890,375	256,452	225,754

	As of December 31,
(in thousands)	2020	2019	2018
Consolidated balance sheet data:
Cash and cash equivalents	$212,185	$13,384	$51,051
Working capital(1)	198,739	(2,377)	43,029
Total assets	232,632	27,305	59,042
Long-term debt, current and noncurrent	14,837	12,246	6,990
Convertible preferred stock warrant liability	—	396	81
Convertible preferred stock	—	152,880	152,015
Accumulated deficit	(199,058)	(159,203)	(114,717)
Total stockholders’ equity (deficit)	193,911	(156,103)	(112,999)

(1)We define working capital as current assets less current liabilities. See our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

This discussion and analysis contains forward-looking statements based upon our current beliefs, estimates, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Overview

We are a medical device company dedicated to improving the quality of life of people with hearing loss. We developed the Eargo solution to create a hearing aid that consumers actually want to use. Our innovative product and go-to-market approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost.

We believe our Eargo hearing aids are the first and only virtually invisible, rechargeable, completely-in-canal, FDA regulated, exempt Class I or Class II devices for the treatment of hearing loss. Our rapid pace of innovation is enabled by our deep industry and technical expertise across mechanical engineering, product design, audio processing, clinical and hearing science, consumer electronics and embedded software design, and is supported by our strategic intellectual property portfolio.

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

We believe that our differentiated hearing aids, consumer-oriented approach and strong brand have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 60 thousand Eargo hearing aid systems sold, net of returns, as of December 31, 2020.

On October 20, 2020, we completed our initial public offering, or IPO, pursuant to which we sold an aggregate of 9,029,629 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $148.5 million after deducting underwriting discounts, commissions and offering expenses. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock automatically converted into 28,196,388 shares of our common stock.

For the year ended December 31, 2020, we generated net revenue of $69.2 million, an increase of $36.4 million from the year ended December 31, 2019. To date, all our revenue has been generated from customers in the United States.

Our net losses were $39.9 million, $44.5 million and $33.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, we had an accumulated deficit of $199.1 million and $159.2 million, respectively. We expect to continue to incur losses for the foreseeable future.

Factors affecting our business

We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

Sales return rate

Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. The most commonly cited reason for returning our hearing aids is unsatisfactory fit, which we believe is a byproduct of our direct-to-consumer model and online distribution that results in nearly all of our customers ordering our product without trying it first. In addition to unsatisfactory fit, the next most cited reason for returns is that our hearing aids do not provide sufficient audio amplification. Customer return accrual rates were approximately 26% and 35% for the years ended December 31, 2020 and 2019, respectively. The decline in our sales return rate in 2020 and 2019 was a result of the growth in customers with health insurance coverage for hearing aids and repeat customers which have generally lower return rates than other customers, and our initiatives to improve customer service and enhance the quality of our pre-screening assessments. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded.

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

COVID-19 pandemic

We believe the COVID-19 pandemic thus far has largely resulted in favorable trends for our business. We believe that shelter-in-place restrictions and increased reluctance of consumers to be exposed to the virus, particularly among older consumers that comprise a majority of the population needing hearing aids, have increased customer interest to consider our vertically integrated telecare model. We believe our sales model can help consumers decrease their risk of potential exposure to COVID-19 by avoiding multiple trips to hearing aid clinics and close proximity to audiologists and other individuals at such clinics, which are part of the traditional hearing aid sales model.

Although we believe the COVID-19 pandemic has largely resulted in favorable trends for our business, we have experienced business disruptions, particularly at our California headquarters, where a majority of our employees have been working remotely. Moreover, travel restrictions, factory closures and disruptions in our supply chain could happen and we may not be able to obtain adequate inventory to sell.

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

Key business metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the following key business metrics, each of which is an important measure that represents the growth of our business:

•	Gross systems shipped. We define our gross systems shipped as the number of hearing aid systems shipped for which we recognized revenue during a reporting period.
•

Return accrual rates. Return accrual rates are determined by management at the end of each reporting period to estimate the percentage of returns made during a period. This determination is informed in part by historic actual return rates. Return accrual rates do not represent actual returns during a period as customers may return the product for a period of time that can extend beyond the period end, which can result in a hearing aid being returned after the period in which the revenue from its sale was recognized. If actual returns differ significantly from the return accrual rate determination made at period end, we may adjust revenue in subsequent periods to reflect the actual returns made. Such an adjustment to revenue will not result in an adjustment to the return accrual rate for the period.

The following table details the number of gross systems shipped and return accrual rates for the periods presented below:

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Gross systems shipped	5,363	4,955	5,257	7,212	7,030	9,040	10,077	12,096
Return accrual rate	36.7%	34.4%	35.3%	34.0%	28.2%	27.1%	25.2%	24.3%

We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while return accrual rates are an indicator of potential reductions to revenue and an indicator of change in customer mix.

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

Our gross margin has been and will continue to be affected by a variety of factors, including sales volumes, product mix, pricing strategies, return accrual rates, costs of finished goods, product warranty claim rates and refurbishment strategies. We expect our gross margin percentage to increase over the long term to the extent we are successful in decreasing our rate of returns and implementing refurbishment programs after new product launches. Any increase in gross margin will likely fluctuate from quarter to quarter as we continue to introduce new products and adopt new technologies.

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

Sales and marketing expenses

Our sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel-related costs including salaries and stock-based compensation, direct marketing, advertising and promotional expenses, consulting fees, public relations costs and allocated facility overhead costs. Sales and marketing personnel include our inside sales consultants, licensed hearing professionals, marketing professionals and related support personnel. We expect our sales and marketing expenses to increase in absolute dollars, but decrease over time as a percentage of revenue, as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the U.S. market and potentially expand into international markets.

General and administrative expenses

Our general and administrative expenses consist primarily of compensation for executive, finance, legal, information technology and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, information technology costs, corporate insurance, bad debt expense, general corporate expenses and allocated facility overhead costs.

We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, additional insurance costs, investor relations activities and other administrative and professional services. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

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

Results of operations

Comparison of the years ended December 31, 2020 and 2019

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
Revenue, net	$69,154	$32,790	$36,364	110.9%
Cost of revenue	21,873	15,790	6,083	38.5
Gross profit	47,281	17,000	30,281	178.1
Operating expenses:
Research and development	12,045	12,841	(796)	(6.2)
Sales and marketing	49,525	35,725	13,800	38.6
General and administrative	20,582	12,470	8,112	65.1
Total operating expenses	82,152	61,036	21,116	34.6
Loss from operations	(34,871)	(44,036)	9,165	(20.8)
Other income (expense), net:
Interest income	37	627	(590)	(94.1)
Interest expense	(1,920)	(711)	(1,209)	170.0
Other income (expense), net	(1,474)	(366)	(1,108)	302.7
Loss on extinguishment of debt	(1,627)	—	(1,627)	*
Total other income (expense), net	(4,984)	(450)	(4,534)	1,008
Loss before income taxes	(39,855)	(44,486)	4,631	(10.4)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(39,855)	$(44,486)	$4,631	(10.4)%

* Not meaningful

Revenue, net

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
Revenue, net	$69,154	$32,790	$36,364	110.9%

Revenue increased by $36.4 million, or 110.9%, from $32.8 million in 2019 to $69.2 million in 2020, primarily due to an increase in the volume of Eargo hearing aid systems shipped, the majority of which were Eargo Neo HiFi systems, which began shipping in January 2020. The increase in revenue was also attributable to a higher average selling price due to introduction of the Neo HiFi systems and a decrease in sales returns as a percentage of systems shipped, the latter of which was partially due to growth in sales to customers with health insurance coverage as such customers generally have lower return rates. Gross systems shipped during 2020 were 38,243, a 68% increase compared to the 22,787 gross systems shipped during 2019. The increase in volume was largely driven by expanded national marketing efforts in conjunction with the launch of Eargo Neo HiFi, growth in customers with health insurance coverage for hearing aids and increased customer adoption of our telecare model due to the COVID-19 pandemic.

Cost of revenue, gross profit, and gross margin

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
Cost of revenue	$21,873	$15,790	$6,083	38.5%
Gross profit	47,281	17,000	30,281	178.1%
Gross margin	68.4%	51.8%

Cost of revenue increased by $6.1 million, or 38.5%, from $15.8 million in 2019 to $21.9 million in 2020. The change was primarily due to an increase in the volume of Eargo hearing aid systems shipped during the period. In addition, product warranty costs increased from $1.6 million in 2019 to $3.2 million in 2020 as a result of increased sales volume and the new two-year warranty coverage term associated with Neo HiFi, compared to one-year warranty coverage for prior generations of Eargo hearing aid systems.

Gross margin increased to 68.4% in 2020, compared to 51.8% in 2019. The change in gross margin percentage was primarily due to an increase in the average selling price of systems shipped and a decrease in sales returns as a percentage of systems shipped.

Research and development (R&D)

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
Research and development	$12,045	$12,841	$(796)	(6.2)%

R&D expenses decreased by $0.8 million, or 6.2%, from $12.8 million in 2019 to $12.0 million in 2020. The change was primarily due to a net decrease of $0.8 million in personnel and personnel-related costs resulting from increased capitalized costs associated with the development of internal use software and a decrease in travel costs due to the COVID-19 pandemic. We capitalized $2.1 million of personnel and personnel-related internal use software costs in 2020 compared to $1.1 million in 2019.

Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
Sales and marketing	$49,525	$35,725	$13,800	38.6%

Sales and marketing expenses increased by $13.8 million, or 38.6%, from $35.7 million in 2019 to $49.5 million in 2020. The change was primarily due to increases in personnel and personnel-related costs of $7.2 million and increases in direct marketing, advertising and promotional expenses of $6.6 million. The change in personnel and personnel-related costs was primarily due to increased commissions from increased sales and a net increase in salary-related costs, including an increase of $1.4 million in stock-based compensation.

General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
General and administrative	$20,582	$12,470	$8,112	65.1%

General and administrative expenses increased by $8.1 million, or 65.1%, from $12.5 million in 2019 to $20.6 million in 2020. This change was primarily due to an increase in general corporate, personnel and personnel-related costs of $5.0 million, an increase in bad debt expense of $2.0 million directly related to the growth in our insurance payment channel and terminated IPO costs of $1.6 million, which were partially offset by a decrease in non-capitalizable IPO readiness costs of $0.5 million. The change in personnel and personnel-related costs includes an increase of $1.7 million in stock-based compensation.

Terminated IPO costs consist of deferred offering costs expensed upon termination of our previously planned IPO in March 2020. The offering was terminated primarily because of the uncertainty in the public markets during the onset of the COVID-19 pandemic.

Interest income

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
Interest income	$37	$627	$(590)	(94.1)%

Interest income decreased by $0.6 million, or 94.1%, from $0.6 million in 2019 to less than $0.1 million in 2020. The decrease in interest income was due to a lower average interest rate in 2020 compared to 2019.

Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
Interest expense	$(1,920)	$(711)	$(1,209)	170.0%

Interest expense increased by $1.2 million, or 170.0%, from $0.7 million during the year ended December 31, 2019 to $1.9 million during the year ended December 31, 2020. This increase was primarily attributable to interest expense on the 2020 Notes in 2020, for which there was no similar expense in 2019.

Other income (expense), net

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
Other income (expense), net	$(1,474)	$(366)	$(1,108)	302.7%

Other expense increased by $1.1 million, or 302.7%, from $0.4 million during the year ended December 31, 2019 to $1.5 million during the year ended December 31, 2020. The expense recorded in each period is primarily related to the change in fair value of our convertible preferred stock warrant liability, which is based in part on the fair value of our common stock. Upon the closing of our IPO in October 2020, the convertible preferred stock warrants were converted into warrants to purchase common stock and the warrant liabilities were reclassified to additional paid in capital.

Loss on extinguishment of debt

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	%
Loss on extinguishment of debt	$(1,627)	$—	$(1,627)	*

The loss on extinguishment of debt in 2020 was related to the redemption of our 2020 Notes in July 2020 in exchange for shares of Series E convertible preferred stock, which was accounted for as extinguishment of debt.

Comparison of the years ended December 31, 2019 and 2018

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
Revenue, net	$32,790	$23,163	$9,627	41.6%
Cost of revenue	15,790	11,423	4,367	38.2
Gross profit	17,000	11,740	5,260	44.8
Operating expenses:
Research and development	12,841	9,520	3,321	34.9
Sales and marketing	35,725	25,540	10,185	39.9
General and administrative	12,470	8,251	4,219	51.1
Total operating expenses	61,036	43,311	17,725	40.9
Loss from operations	(44,036)	(31,571)	(12,465)	39.5
Other income (expense), net:
Interest income	627	164	463	282.3
Interest expense	(711)	(424)	(287)	67.7
Other income (expense), net	(366)	(1,403)	1,037	(73.9)
Loss on extinguishment of debt	—	(559)	559	(100.0)
Total other income (expense), net	(450)	(2,222)	1,772	(79.7)
Loss before income taxes	(44,486)	(33,793)	(10,693)	31.6
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(44,486)	$(33,793)	$(10,693)	31.6%

Revenue, net

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
Revenue, net	$32,790	$23,163	$9,627	41.6%

Revenue increased by $9.6 million, or 41.6%, from $23.2 million in 2018 to $32.8 million in 2019. The increase was primarily due to an increase in the volume of sales as a result of our product offerings being able to meet the needs of more consumers following the introduction of Eargo Neo hearing aid system, which provides improved physical fit and audio performance. Gross systems shipped in 2019 were 22,787, a 17.6% increase compared to the 19,371 gross systems shipped in 2018. The Eargo Neo hearing aid system represented the majority of the gross systems shipped in 2019 and shipped at a higher average selling price compared to Eargo Max and Eargo Plus. The increase in revenue is also attributable to a decrease in sales returns as a percentage of systems shipped.

Cost of revenue, gross profit, and gross margin

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
Cost of revenue	$15,790	$11,423	$4,367	38.2%
Gross profit	17,000	11,740	5,260	44.8%
Gross margin	51.8%	50.7%

Cost of revenue increased by $4.4 million, or 38.2%, from $11.4 million in 2018 to $15.8 million in 2019. The change was primarily due to an increase in the volume of Eargo hearing aid systems shipped. Gross margin increased to 51.8% in 2019, compared to 50.7% in 2018. The change in gross margin percentage was primarily due to an increase in the average selling price of systems shipped and a decrease in sales returns as a percentage of systems shipped, offset by increased warranty costs of $1.5 million and increased provisions for slow-moving, excess or obsolete inventory primarily due to the discontinuation of Eargo Plus. Product warranty costs in 2019 were $1.6 million compared to $0.1 million in 2018. There were 9,730 product warranty claims in 2019 compared to 5,700 claims in 2018. The majority of the increase in product warranty costs in 2019 is attributable to product warranty claims for Eargo Neo in the first three quarters of 2019 being fulfilled using new Eargo Neo hearing aid systems at a higher cost per claim compared to product warranty claims for Eargo Plus and Eargo Max in 2018 and 2019, the majority of which were fulfilled with refurbished hearing aid components. This was due to the Eargo Neo hearing aid refurbishment program not being established until the second half of 2019.

Research and development (R&D)

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
Research and development	$12,841	$9,520	$3,321	34.9%
R&D expenses increased by $3.3 million, or 34.9%, from $9.5 million in 2018 to $12.8 million in 2019. This change was primarily due to increases in personnel and related costs of $2.9 million due to increased headcount and increased investments in new product development of $0.3 million.

Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
Sales and marketing	$35,725	$25,540	$10,185	39.9%

Sales and marketing expenses increased by $10.2 million, or 39.9%, from $25.5 million in 2018 to $ 35.7 million in 2019. This change was primarily due to increases in direct marketing, advertising and promotional expenses of $6.0 million, as well as increases in personnel and personnel-related costs of $3.7 million due to increased headcount.

General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
General and administrative	$12,470	$8,251	$4,219	51.1%

General and administrative expenses increased by $4.2 million, or 51.1% from $8.3 million in 2018 to $12.5 million in 2019. This change was primarily due to increases in personnel and personnel-related costs of $2.0 million due to increased headcount and increases in general corporate costs of $0.8 million. We also incurred non-capitalizable IPO readiness costs of $1.0 million in 2019, of which there were none in 2018.

Interest income

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
Interest income	$627	$164	$463	282.3%

Interest income increased by $0.5 million, or 282.3%, from $0.2 million in 2018 to $0.6 million in 2019. The increase in interest income was due to higher average cash and cash equivalents balances in 2019 resulting from the receipt of $52.0 million of net proceeds from our Series D convertible preferred stock issuances in December 2018 and February 2019.

Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
Interest expense	$(711)	$(424)	$(287)	67.7%

Interest expense increased by $0.3 million, or 67.7%, from $0.4 million in 2018 to $0.7 million in 2019. The increase in interest expense was primarily attributable to higher average term loan balances outstanding in 2019.

Other income (expense), net

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
Other income (expense), net	$(366)	$(1,403)	$1,037	(73.9)%

Other expense decreased by $ 1.0 million, or 73.9%, from $1.4 million in 2018 to $0.4 million in 2019. The expense recorded in 2018 primarily related to the change in the fair value of our convertible preferred stock tranche liability, which was recognized until the closing of the second tranche of the Series C convertible preferred stock financing in March 2018, and an accrued amount for sales tax audit liability. The expense recorded in 2019 primarily related to the change in fair value of our convertible preferred stock warrant liability.

Loss on extinguishment of debt

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	Amount	%
Loss on extinguishment of debt	$—	$(559)	$559	(100.0)%

The loss on extinguishment of debt in 2018 related to an early repayment of an outstanding loan in June 2018.

Quarterly results of operations

The following table sets forth our selected unaudited quarterly consolidated statements of operations data for each of the quarters indicated. The information for each of these quarters has been prepared in accordance with GAAP, on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all adjustments, consisting of normal recurring adjustments, that are necessary for the fair presentation of the results of operations for these periods. These quarterly results of operations are not necessarily indicative of the results we may achieve in any future period. The following quarterly financial data should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Three months ended
(dollars in thousands)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue, net	$7,290	$7,155	$7,730	$10,615	$12,669	$15,921	$18,186	$22,378
Cost of revenue	(3,823)	(3,627)	(3,583)	(4,757)	(4,656)	(5,205)	(5,434)	(6,578)
Gross profit	3,467	3,528	4,147	5,858	8,013	10,716	12,752	15,800
Operating expenses:
Research and development	2,669	2,893	3,219	4,060	2,809	2,208	2,871	4,157
Sales and marketing	7,663	7,745	9,290	11,027	10,859	10,828	12,354	15,484
General and administrative	2,421	2,677	3,683	3,689	6,078	3,257	5,163	6,084
Total operating expenses	12,753	13,315	16,192	18,776	19,746	16,293	20,388	25,725
Loss from operations	(9,286)	(9,787)	(12,045)	(12,918)	(11,733)	(5,577)	(7,636)	(9,925)
Other income (expense), net:
Interest income	232	187	136	72	21	2	3	11
Interest expense	(142)	(132)	(218)	(219)	(266)	(877)	(279)	(498)
Other income (expense), net	(27)	(27)	(30)	(282)	240	(140)	(187)	(1,387)
Loss on extinguishment of debt	—	—	—	—	—	—	(1,627)	—
Total other income (expense), net	63	28	(112)	(429)	(5)	(1,015)	(2,090)	(1,874)
Loss before income taxes	(9,223)	(9,759)	(12,157)	(13,347)	(11,738)	(6,592)	(9,726)	(11,799)
Income tax provision	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	$(9,223)	$(9,759)	$(12,157)	$(13,347)	$(11,738)	$(6,592)	$(9,726)	$(11,799)
Other financial data
Gross margin	47.6%	49.3%	53.6%	55.2%	63.2%	67.3%	70.1%	70.6%

Quarterly revenue trends

The overall increase in quarterly revenue over the course of the periods presented was primarily due an increase in the volume of Eargo hearing aid systems shipped, an increase in the average selling price of systems shipped and a decrease in sales returns as a percentage of systems shipped. The increase in the volume of Eargo hearing aid systems shipped was generally driven by increased sales and marketing investments, growth in sales to customers with health insurance coverage and expanded product offerings with the introduction of the Eargo Neo hearing aids in January 2019 and Eargo Neo HiFi hearing aids in January 2020, as each introduction has allowed us to meet the needs of more consumers. We experience seasonality in our business, with revenue typically being higher in quarters when we launch new products and revenue in the fourth quarter typically being higher as a result of holiday promotional activity. Revenue increased in 2020 from continuing growth in customers with health insurance coverage for hearing aids and repeat customers, and increased customer adoption of our telecare model amid the COVID-19 pandemic.

Quarterly cost of revenue and gross margins trends

The overall increase in the quarterly cost of revenue over the periods presented was primarily the result of the growth in Eargo hearing aid systems shipped. Our quarterly gross margins increased from 47.6% to 70.6% over the periods presented. Sales returns as a percentage of systems shipped generally improved over the periods presented, resulting in increases in gross margins. The increase in gross margins in the quarter ended December 31, 2019, as compared to the prior quarter, was partially offset by an increase in the provisions for slow-moving, excess or obsolete inventory primarily due to the discontinuation of Eargo Plus. The increase in gross margins throughout 2020 was primarily due to an increase in the average selling prices of systems shipped as a result of the launch of Neo HiFi in January 2020 and decreases in sales returns as a percentage of systems shipped.

Quarterly operating expenses trends

The overall increase in quarterly operating expenses over the course of the periods presented was primarily due to increased headcount in connection with the expansion of our business, increased investments in new product development and increased direct marketing, advertising and promotional expenses to promote our products and increase brand awareness. We have experienced seasonality in our business, with operating expenses in the fourth quarter typically being higher as a result of holiday promotional activity. Furthermore, operating expenses also increased in the quarter ended March 31, 2020, as compared to the prior quarter due to the recording of previously deferred costs associated with the termination of our IPO process. Operating expenses decreased in the quarter ended June 30, 2020, as compared to the prior quarter due to measures taken to reduce net costs including, but not limited to, professional and legal fees, IPO readiness costs and personnel-related costs in response to the COVID-19 pandemic. Operating expenses increased in subsequent quarters due to the factors noted above as well as increased bad debt expense directly related to the growth in our insurance payment channel and increased stock-based compensation as compared to prior quarters.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred net losses and negative cash flows from operations. We have funded our operations primarily from the net proceeds received from the sale of our equity securities, indebtedness and revenue from the sale of our products.

On October 20, 2020, we completed our IPO, pursuant to which we sold an aggregate of 9,029,629 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $148.5 million after deducting underwriting discounts, commissions and offering expenses.

Funding requirements

As of December 31, 2020, we had cash and cash equivalents of $212.2 million, which are available to fund operations, and an accumulated deficit of $199.1 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financings or other sources. If this financing is not available to us at adequate levels, we may need to reevaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, and cash generated from sales of our products, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this filing.

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

In September 2020, we executed an amendment to the 2018 Loan to (i) extend the interest-only period for all borrowings until December 31, 2021, which was extended to June 30, 2022 upon the closing of the IPO, (ii) extend the maturity date of the 2018 Loan to September 1, 2024 and (iii) increase the maximum aggregate principal amount of the term loans to $20.0 million, of which we borrowed $15.0 million in September 2020, a portion of which was used to repay all the previously outstanding indebtedness under the 2018 Loan. In connection with this borrowing, we issued SVB a warrant to purchase 53,487 shares of our Series E convertible preferred stock at an exercise price of $6.7836 per share, with a term of ten years. Our ability to borrow any additional principal pursuant to the 2018 Loan expired unused on December 31, 2020. As of December 31, 2020, we had $15.0 million in principal outstanding under the 2018 Loan.

Interest on the 2018 Loan accrues at a per annum rate equal to the Wall Street Journal prime rate plus 1.0%, or 4.25% as of December 31, 2020. We are permitted to prepay the outstanding principal balance advanced under the 2018 Loan in whole but not in part, subject to a prepayment fee of 3.0%, which reduces to 2.0% in September 2021 and to 1.0% in September 2022. We are also required to pay a final payment fee equal to 6.25% of the total term loans advanced, which was $0.9 million as of December 31, 2020, due upon the earliest of maturity, acceleration, prepayment or termination of the 2018 Loan.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2020	2019	2018
Net cash used in operating activities	$(26,041)	$(39,108)	$(27,149)
Net cash used in investing activities	(5,079)	(3,859)	(2,547)
Net cash provided by financing activities	229,921	5,150	71,728
Net increase (decrease) in cash	$198,801	$(37,817)	$42,032

Operating activities

In 2020, cash used in operating activities was $26.0 million, attributable to a net loss of $39.9 million and a net change in our net operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $15.7 million. Non-cash charges primarily consisted of $5.1 million in stock-based compensation, $2.5 million in depreciation and amortization, $2.4 million in bad debt expense related to our insurance payment channel, $1.6 million in loss on extinguishment of debt, $1.5 million in non-cash interest expense and amortization of debt discount, $1.5 million from the change in fair value of financial instruments primarily due to the change in fair value of our warrant liability and $1.1 million in non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to a $4.1 million increase in accounts receivable related to an increase sales volume and growth in customers with health insurance coverage, a $2.1 million increase in prepaid expenses and other current assets primarily related to an increase in prepaid insurance, a $1.2 million decrease in lease liabilities and a $0.4 million decrease in deferred revenue. These changes were partially offset by a $4.5 million increase in accrued expenses primarily related to an increase in accrued compensation, a $0.7 million increase in other current liabilities, a $0.5 million decrease in other assets and a $0.2 million increase in accounts payable.

In 2019, cash used in operating activities was $39.1 million, attributable to a net loss of $44.5 million, partially offset by non-cash charges of $3.5 million and by a net change in our net operating assets and liabilities of $1.9 million. Non-cash charges primarily consisted of $1.5 million in depreciation and amortization, $1.3 million in stock-based compensation, $0.3 million in non-cash interest expense and amortization of debt discount and $0.3 million from the change in fair value of financial instruments due to the change in fair value of our warrant liability. The change in our net operating assets and liabilities was primarily due to a $3.7 million increase in accrued expenses, a $0.5 million increase in deferred revenue balance and a $0.2 million increase in accounts payable; the increase in accrued expenses was primarily due to increases in accrued vendor costs, accrued compensation and accrued warranty reserves, which were partially offset by a decrease in the allowance for sales returns. These changes were partially offset by a $1.1 million increase in accounts receivable, $0.7 million increase in inventories to support the growth in sales, $0.4 million increase in other assets, and $0.2 million increase in prepaid expenses and other current assets.

In 2018, cash used in operating activities was $27.1 million, attributable to a net loss of $33.8 million, partially offset by a net change in our net operating assets and liabilities of $4.3 million, and by non-cash charges of $2.3 million. Non-cash charges primarily consisted of $0.7 million in depreciation and amortization, $0.6 million due to the loss on extinguishment of debt, $0.5 million from the change in fair value of financial instruments primarily due to the change in the fair value of our convertible preferred stock tranche liability, $0.4 million in stock-based compensation, and $0.1 million in non-cash interest expense and amortization of debt discount. The change in our net operating assets and liabilities was primarily due to a $2.8 million increase in accrued expense related to allowance for sales returns due to increased sales, accrued payroll and benefits as a result of increased headcount and amounts due to customers for returned products, $2.5 million increase in accounts payable due to timing of vendor payments, $1.5 million increase in other current liabilities, $0.2 million increase in other long-term liabilities and $0.2 million increase in deferred revenue balance. These changes were partially offset by a $1.8 million increase in inventories to support the growth in our business operations, $0.5 million increase in prepaid expenses and other current assets, $0.3 million increase in accounts receivable due to increased sales at year end and $0.3 million increase in other assets primarily related to security deposit for the new office in 2018.

Investing activities

In 2020, cash used in investing activities was $5.1 million, which consisted of $3.5 million in capitalized costs related to the development of internal use software and $1.6 million related to the purchase of property and equipment.

In 2019, cash used in investing activities was $3.9 million, which consisted of $2.2 million related to the purchase of property and equipment and $1.7 million in capitalized costs related to the development of internal use software.

In 2018, cash used in investing activities was $2.5 million, which consisted of $1.7 million related to the purchase of property and equipment and $0.8 million in capitalized costs related to the development of internal use software.

Financing activities

In 2020, cash provided by financing activities was $229.9 million, attributable to $148.5 million in net proceeds received in our IPO, $67.9 million in net proceeds from the issuance of our Series E convertible preferred stock, $19.6 million in borrowings under our term loan and PPP loan, $10.1 million in proceeds from the issuance of convertible notes, and $1.2 million from the exercise of stock options, partially offset by $17.3 million in debt repayments, which includes repayment of our PPP loan.

In 2019, cash provided by financing activities was $5.2 million, attributable to gross proceeds of $5.0 million from borrowings on our 2018 Loan and net proceeds of $0.9 million from the issuance of our Series D convertible preferred stock, partially offset by $0.8 million in payments of deferred offering costs related to our planned IPO.

In 2018, cash provided by financing activities was $71.7 million. This was attributable to the net proceeds of $72.4 million from the issuance of our Series C and Series D convertible preferred stock and gross proceeds of $7.0 million from borrowings on our 2018 Loan, partially offset by $7.7 million in repayment of principal and related fees on a prior loan entered into in 2014.

Contractual obligations and commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,241	$1,074	$167	$—	$—
Debt, principal and interest(1)	$17,662	$646	$3,950	$7,038	$6,028
Total	$18,903	$1,720	$4,117	$7,038	$6,028
1)

We borrowed $15.0 million pursuant to a term loan under the 2018 Loan. Principal payments associated with the 2018 Loan are included in the above table. Interest expense is included in the above table based on obligations outstanding and rates effective as of December 31, 2020, including a final one-time payment of $0.9 million in September 2024.

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

While our significant accounting policies are more fully described in the Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue recognition

We generate revenue from the sale of Eargo hearing aid systems, accessories and extended warranties directly to consumers. Our products are primarily sold through our website and sales representatives. For product sales, control is transferred upon shipment to the customer. The extended warranties sold to consumers covers the product for an additional year, commencing on the day after the initial one-year warranty expires. For extended warranty sales, control is transferred over time based on time elapsed throughout the extended warranty period.

Each product is sold with a 45-day right of return. We account for the estimated impact of any returns as a reduction of transaction price. To estimate product sales that will be returned (i.e., variable consideration), we analyze historical returns, current economic trends, and changes in customer demand. Based on this information, we reserve a percentage of each dollar of product sales that provide the customer with the right of return. The transaction price includes an estimate of variable consideration up to the amount for which it is probable that a significant reversal in the amount of cumulative revenue recorded will not occur once the uncertainties surrounding the variable consideration are resolved.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Stock-based compensation

We recognize compensation costs related to stock-based awards granted, including stock options, purchase rights granted under the employee stock purchase plan and restricted stock units, based on the estimated fair value of the awards on the date of grant. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The valuation model used for calculating the estimated fair value of stock options and purchase rights granted under the employee stock purchase plan is the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the stock-based awards are expected to be outstanding), the expected volatility of our common stock, the related risk-free interest rate and the expected dividend. We have elected to recognize forfeitures of stock options as they occur.

For option awards issued to non-employees, we record expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model over the service performance period.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•

Fair value of common stock. For grants prior to our IPO in October 2020, the fair value of our common stock underlying share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all grants subsequent to our IPO in October 2020, the fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Select Market.

•

Expected term. The expected term represents the period that share-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the share-based awards.

•

Expected volatility. Since we had been privately held and did not have any trading history for our common stock and subsequent to our IPO have limited trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements appearing under Part II, Item 8 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment.

JOBS Act accounting election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of December 31, 2020 consists of $212.2 million in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of December 31, 2020 we had $15.0 million in variable rate debt outstanding. The 2018 Loan matures in September 2024 and has interest-only payments until July 2022. The 2018 Loan accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 1.00% with a floor of 0.00% (4.25% as of December 31, 2020).

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Eargo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eargo, Inc. and its subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 16, 2021

We have served as the Company's auditor since 2018.

Eargo, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$212,185	$13,384
Accounts receivable, net	3,793	2,051
Inventories	2,739	2,880
Prepaid expenses and other current assets	3,740	1,598
Total current assets	222,457	19,913
Operating lease right-of-use assets	1,079	—
Property and equipment, net	8,034	5,400
Other assets	1,062	1,992
Total assets	$232,632	$27,305
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,020	$5,428
Accrued expenses	13,909	9,939
Long-term debt, current portion	—	4,800
Other current liabilities	2,448	1,717
Deferred revenue, current portion	311	406
Lease liability, current portion	1,030	—
Total current liabilities	23,718	22,290
Lease liability, noncurrent portion	166	—
Deferred revenue, noncurrent portion	—	269
Long-term debt, noncurrent portion	14,837	7,446
Convertible preferred stock warrant liability	—	396
Other liabilities	—	127
Total liabilities	38,721	30,528
Commitments and contingencies (Note 5)
Convertible preferred stock, $0.0001 par value; zero and 36,269,166 shares authorized as of December 31, 2020 and 2019, respectively; zero and 11,825,812 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	152,880
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share; 5,000,000 and zero shares authorized as of December 31, 2020 and 2019, respectively; zero shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock; $0.0001 par value; 110,000,000 and 55,190,000 shares authorized as of December 31, 2020 and 2019, respectively; 38,246,601 and 265,943 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	—
Additional paid in capital	392,965	3,100
Accumulated deficit	(199,058)	(159,203)
Total stockholders’ equity (deficit)	193,911	(156,103)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$232,632	$27,305

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenue, net	$69,154	$32,790	$23,163
Cost of revenue	21,873	15,790	11,423
Gross profit	47,281	17,000	11,740
Operating expenses:
Research and development	12,045	12,841	9,520
Sales and marketing	49,525	35,725	25,540
General and administrative	20,582	12,470	8,251
Total operating expenses	82,152	61,036	43,311
Loss from operations	(34,871)	(44,036)	(31,571)
Other income (expense), net:
Interest income	37	627	164
Interest expense	(1,920)	(711)	(424)
Other income (expense), net	(1,474)	(366)	(1,403)
Loss on extinguishment of debt	(1,627)	—	(559)
Total other income (expense), net	(4,984)	(450)	(2,222)
Loss before income taxes	(39,855)	(44,486)	(33,793)
Income tax provision	—	—	—
Net loss and comprehensive loss	$(39,855)	$(44,486)	$(33,793)
Net loss attributable to common stockholders, basic and diluted	$(30,015)	$(44,486)	$(33,793)
Net loss per share attributable to common stockholders, basic and diluted	$(3.80)	$(173.47)	$(149.69)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,890,375	256,452	225,754

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance December 31, 2017	5,547,765	$79,129	224,074	$—	$1,259	$(80,924)	$(79,665)
Issuance of Series C convertible preferred stock, net of issuance costs of $159	2,381,336	21,320	—	—	—	—	—
Settlement of Series C convertible preferred stock tranche liability on second tranche closing of Series C convertible preferred stock	—	479	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of issuance costs of $163	3,832,058	51,087	—	—	—	—	—
Stock-based compensation	—	—	—	—	449	—	449
Exercise of stock options	—	—	7,757	—	10	—	10
Net loss and comprehensive loss	—	—	—	—	—	(33,793)	(33,793)
Balance December 31, 2018	11,761,159	152,015	231,831	-	1,718	(114,717)	(112,999)
Issuance of Series D convertible preferred stock, net of issuance costs of $0	64,653	865	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,339	—	1,339
Exercise of stock options	—	—	34,112	—	43	—	43
Net loss and comprehensive loss	—	—	—	—	—	(44,486)	(44,486)
Balance December 31, 2019	11,825,812	152,880	265,943	-	3,100	(159,203)	(156,103)
Issuance of Series E convertible preferred stock, net of issuance costs of $4,056	10,513,921	67,267	—	—	—	—	—
Issuance of Series E convertible preferred stock, upon extinguishment of convertible notes	1,889,548	12,818	—	—	—	—	—
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	—	(9,840)	—	—	9,840	—	9,840
Conversion of convertible preferred stock to common stock upon initial public offering	(24,229,281)	(223,125)	28,196,388	3	223,122	—	223,125
Conversion of convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	1,931	—	1,931
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs of $14,031	—	—	9,029,629	1	148,501	—	148,502
Exercise of common stock warrants	—	—	107,790	—	—	—	—
Stock-based compensation	—	—	—	—	5,292	—	5,292
Exercise of stock options	—	—	646,851	—	1,179	—	1,179
Net loss and comprehensive loss	—	—	—	—	—	(39,855)	(39,855)
Balance December 31, 2020	—	$—	38,246,601	$4	$392,965	$(199,058)	$193,911

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(39,855)	$(44,486)	$(33,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,525	1,528	695
Stock-based compensation	5,089	1,339	449
Loss on disposal of property and equipment	—	24	-
Non-cash interest expense and amortization of debt discount	1,513	297	129
Non-cash operating lease expense	1,128	—	—
Bad debt expense	2,352	313	—
Loss on extinguishment of debt	1,627	—	559
Change in fair value of financial instruments	1,471	274	506
Changes in operating assets and liabilities:
Accounts receivable	(4,094)	(1,399)	(314)
Inventories	141	(720)	(1,750)
Prepaid expenses and other current assets	(2,142)	(235)	(512)
Other assets	506	(406)	(343)
Accounts payable	187	163	2,540
Accrued expenses	4,467	3,738	2,799
Other current liabilities	731	27	1,520
Deferred revenue	(364)	514	161
Operating lease liabilities	(1,196)	—	—
Other liabilities	(127)	(79)	205
Net cash used in operating activities	(26,041)	(39,108)	(27,149)
Investing activities:
Purchases of property and equipment	(1,624)	(2,167)	(1,718)
Capitalized software development costs	(3,455)	(1,692)	(829)
Net cash used in investing activities	(5,079)	(3,859)	(2,547)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	151,156	—	—
Payments of other offering costs related to the initial public offering	(2,614)	(758)	—
Proceeds from convertible preferred stock issuance, net of issuance costs	67,867	865	72,407
Proceeds from issuance of convertible notes, net of issuance costs	10,053	—	—
Proceeds from debt financing	15,000	5,000	7,000
Debt repayments	(12,720)	—	(7,689)
Proceeds from PPP loan	4,574	—	—
Repayment of PPP loan	(4,574)	—	—
Proceeds from stock options exercised	1,179	43	10
Net cash provided by financing activities	229,921	5,150	71,728
Net increase (decrease) in cash and cash equivalents and restricted cash	198,801	(37,817)	42,032
Cash and cash equivalents and restricted cash at beginning of period	13,384	51,201	9,169
Cash and cash equivalents and restricted cash at end of period	$212,185	$13,384	$51,201
Supplemental disclosure of cash flow information:
Cash paid for taxes	$63	$—	$—
Cash paid for interest	$398	$395	$563
Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$2,392	$—	$—
Non-cash investing and financing activities:
Common stock issued on conversion of convertible preferred stock upon initial public offering	$223,125	$—	$—
Conversion of convertible preferred stock warrants to common stock warrants and related reclassification of convertible preferred stock warrant liability to additional paid in capital	$1,931	$—	$—
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$393	$515	$371
Stock-based compensation included in capitalized software costs	$203	$—	$—
Offering costs in accounts payable and accrued liabilities	$40	$424	$—
Convertible preferred stock issuance costs included in accounts payable	$600	$—	$—
Issuance of Series E convertible preferred stock upon extinguishment of convertible notes	$12,818	$—	$—
Settlement of Series C convertible preferred stock tranche liability on second tranche closing of Series C convertible preferred stock	$—	$—	$479

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of business

Eargo, Inc. (the “Company”) is a medical device company dedicated to improving the quality of life of people with hearing loss. The Eargo solution was developed to create a hearing aid that consumers actually want to use. The Company’s innovative product and go-to-market approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost.

Initial public offering

On October 20, 2020, the Company closed its initial public offering (“IPO”) of its common stock in which the Company issued and sold 7,851,852 shares of its common stock, and concurrently sold an additional 1,177,777 shares upon the full exercise of the underwriters’ option to purchase additional shares. The Company sold these shares at $18.00 per share, raising approximately $148.5 million in proceeds, net of underwriting discounts and commissions of $11.4 million and offering costs of $2.6 million.

Immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock were converted into 28,196,388 shares of common stock. Further, all outstanding convertible preferred stock warrants were converted into warrants to purchase 137,812 shares of common stock. Following the IPO, there were no shares of convertible preferred stock or preferred stock outstanding.

Reverse stock split

In October 2020, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 3-for-1 basis (the “Reverse Stock Split”), which was filed and effective on October 8, 2020. The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, convertible preferred stock, warrants to purchase convertible preferred stock, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of December 31, 2020, the Company had cash and cash equivalents of $212.2 million and an accumulated deficit of $199.1 million.

The Company believes that its existing cash and cash equivalents as of December 31, 2020 will be sufficient for the Company to continue as a going concern for at least one year from the date these consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities and the timing and cost of establishing additional sales and marketing capabilities.

Note 2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Eargo, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

Eargo, Inc.

Notes to Consolidated Financial Statements

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, allowance for sales returns, the fair value of lease liabilities, the fair value of equity securities, the fair value of financial instruments, the allowance for doubtful accounts, the net realizable value of inventory, the useful lives of long-lived assets, accrued product warranty reserve, certain other accruals and recoverability of the Company’s net deferred tax assets and the related valuation allowance. Management periodically evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Cash, cash equivalents and restricted cash

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the purchase date. Cash equivalents consist primarily of amounts invested in money market accounts and are stated at fair value.

As of December 31, 2018, the Company had $0.2 million in an outstanding letter of credit related to its operating lease. The letter of credit was collateralized by a restricted cash deposit account consisting of short-term money market funds. The Company does not have any amounts classified as restricted cash as of December 31, 2020 and 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents	$212,185	$13,384	$51,051
Restricted cash	—	—	150
Total cash, cash equivalents, and restricted cash	$212,185	$13,384	$51,201

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of December 31, 2020, the Company has not experienced any losses on its deposit accounts and money market accounts. As of December 31, 2020, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts. Approximately 45% and 39% of the Company’s gross accounts receivable are related to reimbursement from an insurance company as of December 31, 2020 and 2019, respectively.

Fair value measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date.

Eargo, Inc.

Notes to Consolidated Financial Statements

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the Company’s outstanding term loan is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The fair value of the outstanding term loan approximates the carrying amount as the term loan bears a floating rate that approximates the market interest rate. Refer to Note 3 for discussion of certain other financial instruments.

Accounts receivable, net

Accounts receivable represents amounts due from third-party institutions for credit card and debit card transactions and trade accounts receivable. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. The allowance for doubtful accounts charges are recorded as a component of general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Inventory consists of purchased components for producing hearing aid products and accessories and finished goods. Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans or quality issues.

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and any resulting gain or loss is reflected in operations in the period realized. Repairs and maintenance are expensed as incurred.

Eargo, Inc.

Notes to Consolidated Financial Statements

Capitalized software development costs

The Company capitalizes software purchased for internal use and qualified costs incurred in connection with the development of internal use software. Purchased software consists of software products and licenses, which are amortized over the lesser of their estimated useful life or the contractual term. Internally developed software costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external direct costs of the development are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Post-implementation activities including training and maintenance are expensed as incurred. Capitalized costs less accumulated amortization are recorded as a component of property and equipment, net on the consolidated balance sheets.

Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. The Company has not identified any such impairment losses to date.

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”) on January 1, 2020, as discussed below in the section titled “Recently adopted accounting pronouncements”. Under ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and the current and noncurrent portions of the operating lease liability are included as operating lease liabilities in the Company’s consolidated balance sheets.

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

The Company elected to exclude from its consolidated balance sheet recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its real estate leases. The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and is recognized in rent expense when incurred.

Product warranty

The Company provides a one-year or two-year limited warranty on its hearing aid products and accrues for the estimated future costs of repair or replacement upon shipment of the original product. The warranty expense is accrued as a liability and recorded to cost of revenue and is based upon current and historical information for the cost to repair or replace the product.

Eargo, Inc.

Notes to Consolidated Financial Statements

Convertible preferred stock warrant liability

The Company accounts for its convertible preferred stock warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Convertible preferred stock warrants classified as liabilities are recorded on the consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value at each reporting period, with the changes in fair value recognized as other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company adjusted the liability for changes in the fair value of these warrants until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants were no longer considered liability instruments. Upon the closing of the IPO in October 2020, the convertible preferred stock warrants were converted into warrants to purchase common stock and the warrant liabilities were reclassified to additional paid in capital.

Derivative liability

The Company’s convertible notes issued in 2020 (the “2020 Notes”) contain certain features that meet the definition of embedded derivatives requiring bifurcation from the 2020 Notes as a separate compound financial instrument. The derivative liability is initially measured at fair value on issuance and is subject to remeasurement at each reporting period with changes in fair value recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss. In July 2020, the derivative liability was settled upon the extinguishment of the 2020 Notes. Refer to Note 3 and Note 6 for further discussion.

Revenue recognition

The Company’s revenue is generated from the sale of products (hearing aid systems and related accessories) and services (extended warranties). These products and services are primarily sold directly to customers through Eargo website and the Company sales representatives.

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

Identify the contract with a customer. The Company generally considers completion of an Eargo sales order (which requires customer acceptance of the Company’s click-through terms and conditions for website sales and authorization of payment through credit card or another form of payment for sales made over the phone) as a customer contract provided that collection is considered probable. For payments that are not made upfront by credit card, the Company assesses customer creditworthiness based on credit checks, payment history, and/or other circumstances. For payments involving insurance payors, the Company validates customer eligibility and reimbursement amounts prior to shipping the product.

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

Eargo, Inc.

Notes to Consolidated Financial Statements

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

Contract costs

The Company applies the practical expedient to recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period would be one year or less. These incremental costs include processing fees paid to third-party financing vendors, who provide the Company’s customers with the option to finance their purchase. If a customer elects to utilize this service, the Company receives a non-recourse upfront payment for the product sold, less processing fee withheld by the financing vendor. These processing fees are recognized in cost of revenue in the consolidated statements of operations and comprehensive loss as incurred.

Cost of revenue

Cost of revenue consists of expenses relating to the cost of finished goods, freight, personnel costs, consumables, warranty costs, transaction fees including processing fees paid to third-party financing vendors, allocated facility overhead costs, depreciation and amortization.

Research and development

Research and development expenses consist of personnel costs, travel expenses, tools, prototype materials and product certification and are charged to expense as incurred.

Sales and marketing

Sales and marketing expenses consist of personnel costs, travel expenses, consulting fees, public relations costs, direct marketing, advertising and promotional expenses and allocated facility overhead costs. The Company recorded advertising costs, which are expensed as incurred, of $23.6 million, $18.6 million and $12.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-based compensation

The Company accounts for stock-based payment awards at fair value. The fair value of stock options and purchase rights granted under the employee stock purchase plan are measured using the Black-Scholes option-pricing model. For stock-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date is the date of grant and the expense is recognized on a straight-line basis over the requisite service period. For stock-based awards with performance-based vesting conditions, the expense is recognized over the vesting period using the accelerated attribution method. The Company accounts for forfeitures as they occur.

Prior to the Company’s IPO in October 2020, the Company had not recognized any stock-based compensation associated with grants that vest upon satisfaction of both a service condition and a performance condition that is satisfied upon the closing of the IPO as the performance condition was not considered probable. Upon the closing of the IPO, the Company recorded stock-based compensation using the accelerated attribution method for the service period rendered from the date of grant through the closing of the IPO as the performance condition was achieved.

Eargo, Inc.

Notes to Consolidated Financial Statements

Income taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not that the position will be sustained upon examination. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. To date, the Company has viewed its operations and manages its business as one operating and reportable segment, with all operations in the United States.

Employee benefit plan

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There have been no employer contributions under this plan to date.

Net loss per share attributable to common stockholders

The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible notes, convertible preferred stock warrants and common stock options are considered to be potentially dilutive securities.

Emerging growth company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Eargo, Inc.

Notes to Consolidated Financial Statements

Recently adopted accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which amended existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use (“ROU”) asset and corresponding lease liability, including leases previously accounted for as operating leases. The Company early adopted this standard in the fiscal year beginning January 1, 2020. Upon adoption of Topic 842, on January 1, 2020, the Company recorded operating ROU assets of $2.2 million, operating lease liabilities of $2.4 million and derecognized the deferred rent liability of $0.2 million. Results for the year ended December 31, 2020 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840). The Company elected the practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and determination of whether initial direct costs qualify for capitalization.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this standard in the fiscal year beginning January 1, 2020. The adoption of this standard did not materially impact the Company’s consolidated financial statements and related disclosures.

Recent accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This new standard is effective for the Company in the fiscal year beginning January 1, 2023 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing standards to improve consistent application. This new standard is effective for the Company in the fiscal year beginning January 1, 2022. An entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Note 3. Fair value measurements

The following table summarizes the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$396	$396

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of December 31, 2020.

Convertible preferred stock warrant liability

The Company estimates the fair value of its convertible preferred stock warrant liability using the Black-Scholes option-pricing model, assumptions that are based on the individual characteristics of the warrants on the valuation date, and assumptions related to the fair value of the underlying stock, expected volatility, expected life,

Eargo, Inc.

Notes to Consolidated Financial Statements

dividends, and risk-free interest rate. Due to the nature of these inputs, the warrants are considered a Level 3 liability.

Upon the closing of the IPO in October 2020, the convertible preferred stock warrants were converted into warrants to purchase common stock and the warrant liabilities were reclassified to additional paid in capital.

The following table provides a summary of the change in the estimated fair value of the Company’s convertible preferred stock warrant liability:

Total
(in thousands)
Balance — December 31, 2018	$81
Fair value of convertible preferred stock warrants issued in connection with debt financing	41
Change in fair value of warrant liability	274
Balance — December 31, 2019	396
Fair value of convertible preferred stock warrants issued in connection with debt financing	270
Change in fair value of warrant liability	1,265
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	(1,931)
Balance — December 31, 2020	$—

The fair value of the convertible preferred stock warrants, which were converted to common stock warrants upon the closing of the IPO in October 2020, was determined using the following assumptions:

December 31,
Valuation assumptions:	2020	2019
Expected volatility	67%—71%	43%—67%
Expected term	2.17—9.9 years	1.0—8.6 years
Risk-free interest rate	0.15%—0.75%	1.59%—1.88%
Dividend yield	—	—

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

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability:

Total
(in thousands)
Balance — December 31, 2019	$—
Initial fair value of derivative liability	2,879
Change in fair value of derivative liability	206
Extinguishment of derivative liability	(3,085)
Balance — December 31, 2020	$—

Eargo, Inc.

Notes to Consolidated Financial Statements

In July 2020, the embedded derivative liability was settled upon the extinguishment of the 2020 Notes. Refer to Note 6 for further discussion.

Note 4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	December 31,
	2020	2019
	(in thousands)
Raw materials	$853	$1,115
Finished goods	1,886	1,765
Total inventories	$2,739	$2,880

Property and equipment, net

Property and equipment, net, consists of the following:

	December 31,
	2020	2019
	(in thousands)
Tools and lab equipment	$4,426	$2,885
Capitalized software	6,744	3,148
Furniture and fixtures	906	906
Leasehold improvements	757	757
Computer and equipment	288	423
	13,121	8,119
Less accumulated depreciation and amortization	(5,087)	(2,719)
Total property and equipment, net	$8,034	$5,400

Depreciation and amortization for the years ended December 31, 2020 and 2019 amounted to $2.5 million and $1.5 million, respectively, which includes amortization of capitalized software costs of $0.8 million and $0.3 million, respectively.

Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
	(in thousands)
Allowance for sales returns	$4,326	$3,759
Accrued compensation	5,861	2,739
Accrued vendor costs	751	2,776
Refunds due to customers	581	215
Accrued warranty reserve	2,390	450
Total accrued expenses	$13,909	$9,939

Eargo, Inc.

Notes to Consolidated Financial Statements

Allowance for doubtful accounts

The allowance for doubtful accounts consists of the following activity:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Allowance for doubtful accounts, beginning balance	$225	$—	$—
Charged to expense	2,352	225	—
Accounts written off, net of recoveries	(709)	—	—
Allowance for doubtful accounts, ending balance	$1,868	$225	$—

Allowance for sales returns

The allowance for sales returns consists of the following activity:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Allowance for sales returns, beginning balance	$3,759	$2,713	$1,198
Charged to revenue	22,676	17,739	17,848
Utilization of allowance for sales returns	(22,109)	(16,693)	(16,333)
Allowance for sales returns, ending balance	$4,326	$3,759	$2,713

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Accrued warranty reserve, beginning balance	$450	$53	$39
Charged to cost of revenue	3,178	1,589	57
Utilization of accrued warranty reserve	(1,238)	(1,192)	(43)
Accrued warranty reserve, ending balance	$2,390	$450	$53

Note 5. Commitments and contingencies

Operating leases

The Company has entered into non-cancelable operating leases for its offices. These leases generally contain scheduled rent increases and renewal options, which are not included in the determination of lease term unless the Company is reasonably certain that the renewal option would be exercised.

As of December 31, 2020, the Company recorded an aggregate ROU asset of $1.1 million and an aggregate lease liability of $1.2 million in the accompanying consolidated balance sheet. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 7.1%. The weighted-average remaining lease term is 1.1 years.

For the year ended December 31, 2020, the Company incurred $1.3 million of operating lease costs. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the year ended December 31, 2020.

Eargo, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2020, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Operating leases
(in thousands)
2021	$1,074
2022	167
Total minimum future lease payments	1,241
Present value adjustment for minimum lease commitments	(45)
Total lease liability	$1,196

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

Note 6. Debt obligations

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

Eargo, Inc.

Notes to Consolidated Financial Statements

In May 2020, the Company executed the Second Amendment to its Loan and Security Agreement, which deferred the principal payments due between May 2020 and July 2020 such that the deferred amounts will be repaid in equal monthly payments that started in August 2020 through the scheduled maturity of the loan in June 2022. The amendment was accounted for as a modification.

In September 2020, the Company executed the Third Amendment to the Loan and Security Agreement (the “Third Amendment”), under which Silicon Valley Bank made available to the Company additional term loans in an aggregate principal amount of $20.0 million through December 31, 2020. The Company borrowed $15.0 million in September 2020 and used $10.2 million of the proceeds to repay the outstanding balance of $9.5 million and final payment fee of $0.7 million, or 6.0% of the original aggregate principal amount, on the existing term loan. The Company’s ability to borrow any additional principal under the Third Amendment expired unused on December 31, 2020.

The term loan under the Third Amendment matures in September 2024 with interest-only monthly payments until January 2022, which was extended to July 2022 upon the completion of the Company’s IPO in October 2020. The term loan accrues interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.0% (4.25% as of December 31, 2020) and includes a final payment fee equal to 6.25% of the original aggregate principal amount. In connection with the execution of the Third Amendment, the Company issued Silicon Valley Bank a warrant to purchase 53,487 shares of Series E convertible preferred stock. The amendment was accounted for as a modification.

Borrowings under the Third Amendment are collateralized by substantially all the assets of the Company, excluding intellectual property (but including rights to payment and proceeds thereof). The Third Amendment contains customary affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but do not include any financial covenants. The Company was in compliance with all of the covenants as of December 31, 2020.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized interest expense related to the term loans of $1.0 million, $0.7 million and $0.1 million, respectively, which is inclusive of amortization of debt discount. The effective interest rate was 7.12% as of December 31, 2020.

The balance of the term loans is as follows:

	December 31,
	2020	2019
	(in thousands)
Principal value of long-term debt	$15,000	$12,000
Net of debt discount and accretion of final payment	(163)	246
Long-term debt, current and noncurrent	14,837	12,246
Less: Long-term debt, current portion	—	(4,800)
Long-term debt, noncurrent portion	$14,837	$7,446

Eargo, Inc.

Notes to Consolidated Financial Statements

Future minimum payments of principal and estimated payments of interest on the Company’s outstanding variable rate borrowings as of December 31, 2020 are as follows:

Total
(in thousands)
2021	$646
2022	3,950
2023	7,038
2024	6,028
Total future payments	17,662
Less amounts representing interest	(1,724)
Less final payment	(938)
Total principal amount of term loan payments	$15,000

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

In August 2020, the Company repaid the PPP Loan in full in the amount of $4.6 million and terminated the related promissory note. During the year ended December 31, 2020, the Company recognized interest expense related to the PPP Loan of less than $0.1 million.

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

In the event of a qualified sale of preferred stock or other equity securities resulting in aggregate gross proceeds to the Company of at least $15.0 million, all principal and accrued and unpaid interest under the 2020 Notes would automatically convert into the preferred stock issued in such a financing at a price per share equal to 80% of the lowest price per share of the preferred stock sold in the financing (redemption feature). In the event of an IPO, all principal and accrued and unpaid interest under the 2020 Notes would automatically convert into common stock at a price per share equal to 90% of the public offering price (redemption feature).

The 2020 Notes also contained an option whereby in the event of a change of control event, at the option of the holders holding a majority in outstanding principal amount of the 2020 Notes, all principal and accrued and unpaid interest under the 2020 Notes would be convertible into the Company’s Series D convertible preferred stock at its original issue price (conversion feature) or, alternatively, such holders may elect to require the Company to pay to all 2020 Note holders an amount equal to the principal amount then outstanding and any accrued but unpaid interest plus an amount equal to 100% of the outstanding principal and accrued and unpaid interest (put option).

The above mentioned redemption features, conversion feature and the put option contained in the 2020 Notes were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument.

Eargo, Inc.

Notes to Consolidated Financial Statements

Upon the issuances of the 2020 Notes, the Company recorded the fair value of the derivative liability of $2.9 million as a debt discount on the 2020 Notes and as a single compound derivative instrument. The debt discount was being amortized to interest expense using the effective interest method over the term of the 2020 Notes. During the year ended December 31, 2020, the Company recognized interest expense related to the 2020 Notes of $0.9 million, which is inclusive of amortization of debt discount.

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

Note 7. Convertible preferred stock and stockholders’ equity (deficit)

In connection with the IPO, the Company filed an amended and restated certificate of incorporation effective immediately prior to the closing of the IPO that authorized the issuance of up to 300,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

Convertible preferred stock

Convertible preferred stock as of December 31, 2019 consisted of the following:

	December 31, 2019
	Shares authorized	Shares issued and outstanding	Net carrying value	Aggregate liquidation preference
	(in thousands, except share amounts)
Series A convertible preferred stock	1,283,000	423,713	$16,130	$16,271
Series B convertible preferred stock	83,000	27,652	2,229	2,473
Series B-1 convertible preferred stock	2,540,000	838,892	22,871	23,003
Series C convertible preferred stock	11,284,680	3,725,354	33,418	33,603
Series C-1 convertible preferred stock	8,740,486	2,913,490	26,280	21,024
Series D convertible preferred stock	12,338,000	3,896,711	51,952	52,115
Total convertible preferred stock	36,269,166	11,825,812	$152,880	$148,489

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

Eargo, Inc.

Notes to Consolidated Financial Statements

The amended and restated certificate of incorporation filed in connection with the Series E convertible preferred stock financing also amended the liquidation right held by holders of Series C and Series C-1 convertible preferred stock under which such holders were entitled to an aggregate liquidation amount per share from up to two times the original issue price to one times the original issuance price for the related series upon the event of a liquidation, dissolution, or winding up of the Company. This amendment of the liquidation right was determined to be significant using the qualitative approach. As such, the Company accounted for the amendment as an extinguishment of the outstanding Series C and Series C-1 convertible preferred stock and recorded a gain on extinguishment of $9.8 million on the date of the filing of the charter. The gain on the extinguishment of Series C and Series C-1 convertible preferred stock was calculated by taking the difference between the net carrying value of $59.7 million of Series C and Series C-1 convertible preferred stock immediately prior to the amendment of the liquidation right and the fair value of $49.9 million of the new of Series C and Series C-1 convertible preferred stock that for accounting purposes was deemed to be issued in connection with the amended and restated certificate of incorporation filed in connection with the Series E convertible preferred stock financing. The gain on extinguishment was recorded as a deemed contribution in equity and was recorded as a decrease to the net loss attributable to common stockholders for the year ended December 31, 2020 and as an increase to additional paid in capital.

In October 2020, immediately prior to the completion of the IPO (see Note 1), all of the then-outstanding shares of convertible preferred stock automatically converted into 28,196,388 shares of common stock at the applicable conversion ratio then in effect.

Preferred stock warrants

Immediately prior to the closing of the IPO, all of the then-outstanding convertible preferred stock warrants were converted into warrants to purchase 137,812 shares of common stock and the convertible preferred stock warrant liability was reclassified to additional paid in capital. Subsequent to the IPO, all of these common stock warrants were net exercised into 107,790 shares of common stock. There are no convertible preferred stock warrants or common stock warrants outstanding as of December 31, 2020.

Note 8. Stock-based compensation

Total stock-based compensation is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$60	$16	$2
Research and development	822	232	29
Sales and marketing	1,629	188	25
General and administrative	2,578	903	393
Total stock-based compensation	$5,089	$1,339	$449

Stock-based compensation costs capitalized as part of capitalized software costs was $0.2 million during the year ended December 31, 2020. No such costs were capitalized during the years ended December 31, 2019 and 2018.

Stock-based compensation includes the impact of the Company repricing its stock options in August 2020 by canceling 1,574,243 option grants with a per share exercise price higher than $2.55 in exchange for 1,574,243 new option grants at an exercise price of $2.55 per share. Except for the change in exercise price, the new options had the same terms and conditions as the original options, including the contractual term, vesting schedule and the vesting start date. The total amount of stock-based compensation associated with the repricing is $1.2 million. During the year ended December 31, 2020, the Company recognized $0.5 million of stock-based compensation associated with the repricing, of which $0.3 million relates to options that were already vested on the date of modification. As of December 31, 2020, the Company has unrecognized stock-based compensation related to the repricing of $0.7 million to be expensed over the remaining vesting term of the new options.

Eargo, Inc.

Notes to Consolidated Financial Statements

Determination of fair value

The estimated grant-date fair value of the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year ended December 31,
Valuation assumptions:	2020	2019	2018
Expected volatility	60%-71%	58%-60%	23%-27%
Expected term	5.1-7.0 years	5.0-10.0 years	5.5-10.0 years
Risk-free interest rate	0.23%-1.20%	1.46%-2.51%	2.46%-3.19%
Dividend yield	—	—	—

The fair value of each stock option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The Company’s historical share option exercise information is limited due to a lack of sufficient data points and does not provide a reasonable basis upon which to estimate an expected term for employee options. The expected term for employee option grants is therefore determined using the simplified method, which is the midpoint between the vesting period and the contractual life. The expected term for nonemployee options is the contractual term.

Expected volatility—The expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company’s industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards as there has been no trading history of the Company’s common stock prior to its IPO and limited trading history subsequent to its IPO.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected dividend yield—The expected dividend yield is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

Fair value of common stock— For grants prior to the Company’s IPO in October 2020, the fair value of common stock underlying share-based awards was estimated on each grant date by the Company’s board of directors. In order to determine the fair value of the Company’s common stock underlying option grants, the board of directors considered, among other things, valuations of common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all grants subsequent to the IPO in October 2020, the fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Select Market.

Equity incentive plans

In November 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Board had the authority to issue stock options to employees, directors and consultants.

In October 2020, the Company’s board of directors and stockholders adopted and approved the 2020 Equity Incentive Plan, (the “2020 Plan”). The Company’s 2010 Stock Plan was terminated in connection with the IPO and no further grants will be made under the 2010 Plan from the date that the 2020 Plan became effective.

A total of 4,687,685 shares of common stock were initially reserved for issuance under the 2020 Plan, which includes 9,940 shares that remained available for issuance under the 2010 Plan. There are 4,593,583 shares available for issuance under the 2020 Plan as of December 31, 2020.

Eargo, Inc.

Notes to Consolidated Financial Statements

Activity under the 2010 Plan and 2020 Plan is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2019	3,474,052	$2.93	8.55	$16,440
Grants	3,972,421	3.81
Exercises	(646,851)	1.82
Cancelled/forfeited	(330,778)	3.71
Balance December 31, 2020	6,468,844	$2.78	8.77	$271,944
Vested and exercisable at December 31, 2020	1,609,444	$1.88	7.50	$75,312

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 were $3.22, $2.85 and $0.39 per share, respectively.

The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The intrinsic value of options exercised during the year ended December 31, 2020 was $5.0 million, and was immaterial during the years ended December 31, 2019 and 2018.

As of December 31, 2020, total unrecognized stock-based compensation related to outstanding unvested stock options was $15.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Performance awards

In August 2020, the Company granted 1,129,270 stock options with both service-based vesting conditions and performance-based vesting conditions based on operating results. The performance-based conditions terminated upon the closing of the IPO in October 2020 per the original terms of the awards, with the service-based vesting conditions remaining in effect. The Company recorded $1.1 million in stock-based compensation during the year ended December 31, 2020 related to these awards.

In September 2020, the Company granted 212,489 stock options with both service-based and performance-based vesting conditions. The grant date fair value of the awards was $0.7 million. In October 2020, the performance-based vesting condition was satisfied upon the completion of the IPO. The Company recorded $0.2 million in related stock-based compensation during the year ended December 31, 2020, which includes $0.1 million of stock-based compensation upon the IPO for the service period rendered from the date of grant through the completion of the IPO.

Restricted stock units

Restricted stock units (“RSUs”) granted under the 2020 Plan are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the release of the vesting restrictions. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

In December 2020, the Company granted 8,270 RSUs at a grant-date fair value of $50.70 per share. There were no RSUs granted prior to December 2020. During the year ended December 31, 2020, the Company recorded stock-based compensation of less than $0.1 million related to the RSUs. As of December 31, 2020, there was $0.4 million of total unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of 3.87 years.

Eargo, Inc.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan (ESPP)

In October 2020, the Board of Directors and stockholders adopted and approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 726,773 shares of common stock for future issuance under the ESPP. The ESPP provides for consecutive, overlapping 24-month offering periods, which are generally divided into four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year, with exception of the first offering period which commenced on October 16, 2020, the first trading day after the effective date of the Company’s registration statement, and will end on November 15, 2022. Contributions under the ESPP are generally limited to a maximum of 15% of an employee’s eligible compensation.

Each offering period consists of four six-month purchase periods. On each purchase date, which falls on the last date of each purchase period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock at the start of the offering period or (2) the fair market value of the common stock on the purchase date.

The Company recorded $0.8 million of stock-based compensation related to the ESPP for the year ended December 31, 2020. The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions:

Year ended December 31,
Valuation assumptions:	2020
Expected volatility	48%-62%
Expected term	0.4-1.9 years
Risk-free interest rate	0.09%-0.14%
Dividend yield	—

Note 9. Income taxes

The Company has not recorded an income tax provision for the years ended December 31, 2020, 2019 and 2018 due to its history of operating losses. All loss before income taxes was generated in the United States for the years ended December 31, 2020, 2019 and 2018.

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Income tax provision at statutory rate	$(8,370)	$(9,342)	$(7,096)
State income taxes, net of federal benefit	(826)	(2,350)	(2,546)
Change in valuation allowance	8,720	3,064	9,789
Stock-based compensation	(621)	190	128
Section 382 limitation on net operating loss and credit carryforwards	—	9,956	—
Research and development tax credits	(1,442)	(1,306)	(714)
Change in fair value of warrants	326	79	178
Derivative liability and extinguishment of debt	545	—	—
Return-to-provision adjustments	1,261	(413)	(1)
Other	407	122	262
Total current income tax provision	$—	$—	$—

Eargo, Inc.

Notes to Consolidated Financial Statements

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,943	$29,684	$28,044
Depreciation and amortization	-	—	131
Research and development credits	3,910	2,468	1,345
Accruals and reserves	2,986	1,667	927
Stock-based compensation	589	345	203
Total deferred tax assets	43,428	34,164	30,650
Valuation allowance	(42,435)	(33,714)	(30,650)
Deferred tax assets after valuation allowance	993	450	—
Deferred tax liabilities	(993)	(450)	—
Net deferred tax assets	$—	$—	$—

Due to the uncertainties surrounding the realization of deferred assets through future income, the Company has established a full valuation allowance against its deferred tax assets and, therefore, no benefit has been recognized for the net operating loss and other deferred tax assets. The valuation allowance increased by $8.7 million, $3.1 million and $9.8 million during the years ending December 31, 2020, 2019 and 2018.

As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $137.1 million, of which $32.6 million begin to expire in the year 2030 and $104.5 million will carry over indefinitely. The Company also has state net operating loss carryovers of approximately $83.3 million available to reduce future taxable income, if any. The state carryforwards begin to expire beginning in the year 2030.

As of December 31, 2020, the Company had research and development credits carryovers for federal income tax purposes of approximately $2.6 million which expire beginning in the year 2031. The Company also has state research and development credit carryforwards of approximately $3.0 million as of December 31, 2020, which do not expire.

Utilization of the net operating loss and credit carryforwards will be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization. In the event the Company has had a change of ownership, utilization of the carryforwards could be restricted. The Company’s net operating loss deferred tax asset was reduced from the prior year as a result of limitation on the utilization of net operating loss carryforwards subject to the Internal Revenue Code Section 382.

Uncertain tax positions

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	$1,058	$576	$286
Increases related to current year tax positions	618	482	290
Ending balance	$1,676	$1,058	$576

If recognized, gross unrecognized tax benefits would not have an impact on the Company’s effective tax rate due to the Company’s full valuation allowance position. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of gross unrecognized tax benefits will change significantly in the next twelve months.

Eargo, Inc.

Notes to Consolidated Financial Statements

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the taxing authorities’ ability to adjust operating loss carryforwards.

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of the income tax provision. No such expenses were incurred in the years ended December 31, 2020, 2019 and 2018. The Company has not made any accruals for payment of interest related to unrecognized tax benefits.

Note 10. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year ended December 31,
	2020	2019	2018
Convertible preferred stock	—	13,710,242	13,645,589
Common stock options issued and outstanding	6,468,844	3,474,052	2,181,122
Restricted stock units	8,270	—	—
Shares issuable pursuant to ESPP	17,865	—	—
Convertible preferred stock warrants	—	73,913	58,913
Total	6,494,979	17,258,207	15,885,624

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year ended December 31,
	2020	2019	2018
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(39,855)	$(44,486)	$(33,793)
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	9,840	—	—
Net loss attributable to common stockholders, basic and diluted	$(30,015)	$(44,486)	$(33,793)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,890,375	256,452	225,754
Net income loss per share attributable to common stockholders, basic and diluted	$(3.80)	$(173.47)	$(149.69)

Note 11. Subsequent Events

In January and February 2021, the Company granted options to purchase 119,100 shares of its common stock at a weighted-average exercise price of $57.03 per share and 119,100 RSUs at a weighted-average grant-date fair value of $57.03 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of December 31, 2020, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation efforts on previously reported material weaknesses

In connection with the preparation of our financial statements in connection with our IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions.

We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including the hiring of qualified supervisory resources, the engagement of technical accounting consulting resources and plans to hire additional finance department employees.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.  While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weaknesses will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.

Changes in internal control over financial reporting

Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)

during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of each of our executive officers and directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)

Executive Officers

Christian Gormsen	44	President, Chief Executive Officer and Director

William Brownie	54	Chief Operating Officer

Adam Laponis	44	Chief Financial Officer

Non-Employee Directors

Josh Makower, M.D.(2)(3)	57	Chairman and Director

Peter Tuxen Bisgaard(2)(3)	47	Director

Doug Hughes(1)	59	Director

Geoff Pardo(1)(3)	49	Director

Nina Richardson(2)	62	Director

A. Brooke Seawell(1)	73	Director

Juliet Tammenoms Bakker(2)(3)	59	Director

David Wu	52	Director

(1)	Member of our audit committee.
(2)	Member of our compensation committee.
(3)	Member of our nominating and corporate governance committee.

Executive officers

Christian Gormsen has served as a member of our board of directors since November 2014 and as our President and Chief Executive Officer since June 2016. From June 2014 to June 2016, Mr. Gormsen served as Commercial Director, EMEA, of ISS A/S, a global facility services company. Prior to that, he spent a decade at GN Group, a global leader in intelligent audio solutions including hearing aids, in roles of increasing responsibility until he became the Senior Vice President of Operations, Europe and Strategic Accounts. Mr. Gormsen started his career in investment banking before transitioning to McKinsey & Company, a management consulting firm. Mr. Gormsen received a B.S. in economics and his M.S. in economics and business administration from the Copenhagen Business School.

We believe that Mr. Gormsen is qualified to serve on our board of directors due to the valuable expertise and perspective he brings in his capacity as our President and Chief Executive Officer and because of his extensive experience and knowledge of our industry.

William Brownie has served as our Chief Operating Officer since April 2019. From August 2016 through March 2019, Mr. Brownie served as our Chief Customer Operations Officer. In addition, from January 2017 to June 2019 he served as our Chief Financial Officer. From June 2015 to August 2016, Mr. Brownie served as an independent consultant to various companies. From January 2012 to June 2015, Mr. Brownie served as the Managing Director at Sonova e-Hearing Care a group company of Sonova AG. Prior to that, from August 2001 to December 2011, Mr. Brownie served as Chief Financial Officer and then President and Chief Executive Officer of

HearingPlanet Inc., which was purchased by Sonova AG. Mr. Brownie received a B.S. in business administration from San Diego State University-California State University.

Adam Laponis has served as our Chief Financial Officer since June 2019. From November 2018 to March 2019, Mr. Laponis served as Vice President of Financial Planning and Analysis for Tesla, an automotive and energy company, where he previously served as Senior Director of Finance from April 2017 to November 2018. Prior to that, he served as the Vice President and Chief Financial Officer of Cardiovascular Care of Cardinal Health, a healthcare services and products company, from October 2015 to April 2017. Prior to that, he served in various financial roles at Johnson & Johnson, a healthcare company, from August 2004 to October 2015. Mr. Laponis received a B.S. in chemical engineering from the University of California, Berkeley and his M.B.A. from the University of Southern California.

Non-employee directors

Josh Makower, M.D. has served as the non-executive Chairman of our board of directors since December 2018 and as a member of our board of directors since November 2015. Since May 2015, Dr. Makower has been a General Partner at New Enterprise Associates, a venture capital firm. In addition to his role at New Enterprise Associates, Dr. Makower serves as an Adjunct Professor of Medicine at Stanford University Medical School and is Co-Founder of Stanford University’s Biodesign Innovation Program. Dr. Makower is also the Founder and Executive Chairman of ExploraMed, a medical device incubator. He received a B.S. in mechanical engineering from Massachusetts Institute of Technology, his M.D. from New York University School of Medicine and his M.B.A. from Columbia University.

We believe that Dr. Makower is qualified to serve on our board of directors due to the valuable expertise and perspective he brings with his medical and financial backgrounds and his extensive investment experience in the technology and healthcare industries.

Peter Tuxen Bisgaard has served as a member of our board of directors since October 2017. Since September 2017, Mr. Bisgaard has been Managing Director of Nan Fung Life Sciences, a global life sciences investment platform and a Managing Partner at Pivotal Bioventure Partners LLC, a healthcare venture capital fund. Prior to this, he was a Senior Partner at Novo Ventures, a healthcare focused venture investment firm, from 2009 to September 2017. Prior to Novo Ventures he was with McKinsey and Co. He has previously served on the board of directors of the following publicly held companies: Ra Pharmaceuticals, Inc., a clinical stage biopharmaceutical company; Nevro Corp, a commercial stage medical device company; HTG Molecular Diagnostics, Inc., a commercial stage RNA-platform based life sciences tools company; Otonomy, Inc., a biopharmaceutical company developing therapeutics for treating hearing disorders; and Alder Biopharmaceuticals, Inc., a late stage drug development company focusing on migraine therapeutics. In addition, Mr. Bisgaard is serving, and has served, on numerous boards of privately held biotechnology and medical technology companies. Mr. Bisgaard received an M.Sc. in engineering from Technical University of Denmark and a post graduate degree in mathematical modeling in economics by the European Consortium for Mathematics in the Industry.

We believe that Mr. Bisgaard is qualified to serve on our board of directors due to the valuable expertise and perspective he brings with his investment experience.

Doug Hughes has served as a member of our board of directors since September 2020. Since October 2019, Mr. Hughes has served as Chief Financial Officer of Calyxo, Inc., a urology medical device company. From 2011 until April 2018, Mr. Hughes was Chief Financial Officer of NeoTract, Inc., a urology company. He served as Chief Financial Officer and Chief Operating Officer for Nellix, Inc., an endovascular graft company from 2010 until 2011. Before joining Nellix, Inc., Mr. Hughes served as Chief Financial Officer for Evalve Inc., a cardiovascular company, from 2009 until 2010. Prior to 2009, Mr. Hughes held a variety of senior finance management positions at Boston Scientific, Guidant Corporation and The Clorox Company. Mr. Hughes is currently a member of the board of directors of Immunovant, Inc., a publicly held biopharmaceutical company. Mr. Hughes received a B.S. in finance from San Francisco State University and his M.B.A. from University of Chicago.

We believe that Mr. Hughes is qualified to serve on our board of directors due to his experience in successfully leading high-growth companies.

Geoff Pardo has served as a member of our board of directors since July 2020. Mr. Pardo has served as a partner at Gilde Healthcare since 2011. Previously, he was a partner at Spray Venture Partners from 2004 to 2011. He also served as President and Chief Executive Officer of Facet Solutions, a spinal implant company focused on treating lumbar spinal stenosis, from 2007 until the company was sold to Globus Medical in 2011. He currently serves on the board of directors of the following publicly held companies: Inari Medical, Inc., where he serves on the audit committee, and Vapotherm, Inc., where he serves on the audit and finance committees. He has previously served on the board of directors of Axonics Modulation Technologies, Inc, a publicly held company. Mr. Pardo received a B.A. from Brown University and his M.B.A. from The Wharton School of Business.

We believe Mr. Pardo is qualified to serve on our board of directors due to his experience leading and managing a medical technology company, as well as his investing in healthcare companies.

Nina Richardson has served as a member of our board of directors since September 2020. Ms. Richardson is currently a Managing Director of Three Rivers Energy, an energy services company she co-founded in 2004. From May 2016 to April 2017, she served as a consultant to the Company. From February 2013 through February 2015, Ms. Richardson served as the Chief Operating Officer at GoPro, a publicly held technology company. Previously, Ms. Richardson was an operations and management consultant for companies including Tesla, Solaria and TouchTunes Interactive Networks. Ms. Richardson also held executive positions at Flextronics, including Vice President and General Manager. Ms. Richardson’s early career included positions at Hughes Aircraft Ground Systems Group and Metcal. Ms. Richardson serves on the board of directors of the following publicly held companies: Resideo Technologies, Inc., a global provider of comfort and security solutions, Silicon Laboratories Inc., a global technology company, and Cohu, Inc., a back-end semiconductor equipment and services company. She previously served as a director to the following publicly held companies: Silicon Graphics International Corp., a computer systems company, Callidus Software, Inc., an enterprise software company, and Zayo Group Holdings, Inc, which became a private company in March 2020. Ms. Richardson received a B.S. in Industrial engineering from Purdue University and her Executive M.B.A. from Pepperdine University.

We believe that Ms. Richardson is qualified to serve on our board of directors due to her experience as an executive and member of the board of directors of companies that span multiple industries.

A. Brooke Seawell has served as a member of our board of directors since September 2020. Since 2005, Mr. Seawell has been a Venture Partner at New Enterprise Associates. He was a Partner from 2000 to 2005 at Technology Crossover Ventures, a venture capital firm. From 1997 to 1998, he was Executive Vice President at NetDynamics, Inc., an application server software company, which was acquired by Sun Microsystems, Inc. From 1991 to 1997, he was Senior Vice President and Chief Financial Officer of Synopsys, Inc., an electronic design automation software company. Mr. Seawell serves on the boards of the following publicly held companies: NVIDIA Corporation, a visual computing company, where he serves on the audit committee, and Tenable Holdings, Inc., a cyber-security solutions company, where he serves on the audit committee. Mr. Seawell previously served on the board of directors of the following publicly held companies: Tableau Software, Inc., a business intelligence software company; Informatica Corp., a data integration software company; and Glu Mobile, Inc., a publisher of mobile games. Mr. Seawell previously served on the Stanford University Athletic Board and the Management Board of the Stanford Graduate School of Business. Mr. Seawell received a B.A. degree in economics and his M.B.A. in Finance from Stanford University.

We believe that Mr. Seawell is qualified to serve on our board of directors due to his investment experience and executive leadership and board roles.

Juliet Tammenoms Bakker has served as a member of our board of directors since July 2020. Ms. Tammenoms Bakker founded Longitude Capital Management Co., LLC in January 2007, a healthcare venture capital firm, and has served as its Managing Director since its inception. Prior to Longitude Capital, Ms. Tammenoms Bakker was a Managing Director of Pequot Ventures, where she founded the life sciences investment practice. Prior to Pequot, she was Director, Strategic Planning and Director of Operations of Waste Management International. Previously, she was a sell-side equity analyst with Banque Paribas. Ms. Tammenoms Bakker began her career as an investment banker in the corporate finance department at PaineWebber. Ms. Tammenoms Bakker currently serves on the board of directors of DyaMX, Nalu and RxSight. She has previously served on the boards of Ablation Frontiers (acquired by Medtronic), AqueSys (acquired by Allergan), Axonics Modulation Technologies (Nasdaq: AXNX), CryoVascular Systems (acquired by Boston Scientific), Embolic Protection (acquired by Boston Scientific), Enteric Medical (acquired by Boston Scientific), eyeonics (acquired by Bausch+Lomb), Genyx Medical (acquired by C.R. Bard), Insulet, Precision Dermatology (acquired by Valeant Pharmaceuticals), Sadra Medical (acquired by Boston Scientific) and Venus Concept. Ms. Tammenoms Bakker received an M.P.A. from the Harvard Kennedy School and a B.Sc. from the College of Agriculture and Life Sciences at Cornell University (“CALS”), where she is a member of the CALS Advisory Council. Ms. Tammenoms Bakker is also a board member of the Boys and Girls Club of Greenwich.

We believe that Ms. Tammenoms Bakker is qualified to serve on our board of directors due to her experience investing in healthcare companies.

David Wu has served as a member of our board of directors since July 2014. Since 2012, Mr. Wu has been a Partner at Maveron LLC, a venture capital firm, where his primary focus is emerging consumer Internet companies. Mr. Wu led Maveron’s investments in Illumix, inkbox, Booster, Wave and Eargo, and serves on each company’s board of directors. Mr. Wu received a B.S. electrical engineering and a B.A. in quantitative economics from Stanford University.

We believe that Mr. Wu is qualified to serve on our board of directors due to the valuable expertise and perspective he brings with his experience investing in consumer-facing companies.

Board composition

Classified board of directors

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms, with the classes to be as nearly equal in number as possible. As a result, approximately one-third of the board of directors will be elected each year at the annual general meeting of stockholders, with the successors to directors whose terms then expire elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•The Class I directors are Christian Gormsen, Doug Hughes and David Wu, and their terms will expire at the annual meeting of stockholders to be held in 2021;

•The Class II directors are Geoff Pardo, Nina Richardson and Brooke Seawell, and their terms will expire at the annual meeting of stockholders to be held in 2022; and

•The Class III directors are Peter Tuxen Bisgaard, Josh Makower and Juliet Tammenoms Bakker, and their terms will expire at the annual meeting of stockholders to be held in 2023.

The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Leadership structure of the board

Our amended and restated bylaws and corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the board of directors and Chief Executive Officer and to implement a lead director in accordance with its determination regarding which structure would be in the best interests of our company.

Our board of directors has concluded that our current leadership structure is appropriate at this time. However, our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of board in risk oversight process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. While our board of directors is responsible for monitoring and assessing strategic risk exposure, our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also approves or disapproves any related person transactions. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each of these committees operates under a written charter that satisfies the applicable rules and regulations of the SEC and Listing Rules, and that has been approved by our board of directors.

Audit committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;
•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;
•	determines the engagement of the independent registered public accounting firm;
•	reviews and approves the scope of the annual audit and pre-approves the audit and non-audit fees and services;
•	reviews and approves all related party transactions on an ongoing basis;
•	establishes procedures for the receipt, retention and treatment of any complaints received by the Company regarding accounting, internal accounting controls or auditing matters;
•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•	discusses on a periodic basis, or as appropriate, with management the Company’s policies and procedures with respect to risk assessment and risk management;

•

is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•

investigates any reports received through the ethics helpline and reports to the Board periodically with respect to any information received through the ethics helpline and any related investigations; and

•	reviews the audit committee charter and the audit committee’s performance on an annual basis.

Our audit committee consists of Doug Hughes, Geoff Pardo and Brooke Seawell. Our board of directors has determined that all members are independent under the Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Brooke Seawell. Our board of directors has determined that each of Mr. Hughes and Mr. Seawell is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. Our board of directors has also determined that each member of our audit committee can read and understand fundamental consolidated financial statements, in accordance with applicable requirements.

Compensation committee

Our compensation committee oversees policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and approves or recommends corporate goals and objectives relevant to compensation of our executive officers (other than our Chief Executive Officer), evaluates the performance of these officers in light of those goals and objectives, and approves the compensation of these officers based on such evaluations. The compensation committee also reviews and approves or makes recommendations to our board of directors regarding the issuance of stock options and other awards under our stock plans to our executive officers (other than our Chief Executive Officer). The compensation committee reviews the performance of our Chief Executive Officer and makes recommendations to our board of directors with respect to his compensation, and our board of directors retains the authority to make compensation decisions relative to our Chief Executive Officer. The compensation committee reviews and evaluates, on an annual basis, the compensation committee charter and the compensation committee’s performance. Our compensation committee consists of Peter Tuxen Bisgaard, Josh Makower, Nina Richardson and Juliet Tammenoms Bakker. Our board of directors has determined that all members are independent under the Listing Rules. The chair of our compensation committee is Josh Makower.

Nominating and corporate governance committee

The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies and making recommendations to our board of directors concerning governance matters. Our nominating and corporate governance committee consists of Peter Tuxen Bisgaard, Josh Makower, Geoff Pardo and Juliet Tammenoms Bakker. Our board of directors has determined that all members are independent under the Listing Rules. The chair of our nominating and corporate governance committee is Juliet Tammenoms Bakker.

Code of business conduct and ethics

Our board of directors has adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, and agents and representatives. The statement contains general guidelines for conducting our business consistent with the highest standards of business ethics. The full text of our code of business conduct and ethics is available on our website at www.eargo.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing our code of business conduct and ethics and any waivers applicable to any director, executive officer or employee. We intend to disclose any future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and agents and representatives, on our website identified above or in public filings.

Procedures for stockholder nominations to the board of directors

For the year ended December 31, 2020, there have been no material changes to the procedures for nominating directors by our stockholders other than the adoption of our amended and restated bylaws in connection with our IPO dated October 15, 2020.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2020, which consist of our principal executive officer and our two most highly compensated executive officers, are:

•Christian Gormsen, our President and Chief Executive Officer;

•William Brownie, our Chief Operating Officer; and

•Adam Laponis, our Chief Financial Officer.

Summary compensation table

The following table provides information regarding the compensation earned by our named executive officers for services rendered in all capacities during the years ended December 31, 2020 and December 31, 2019.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)	Total ($)
Christian Gormsen	2020	$452,279	$61,982	$3,149,564	$147,911	$—	$3,811,736
President and Chief Executive Officer	2019	502,170	—	1,022,911	—	—	1,525,081
William Brownie	2020	257,500	52,800	891,393	88,200	—	1,289,893
Chief Operating Officer	2019	300,000	—	230,826	—	—	530,826
Adam Laponis	2020	257,500	52,800	998,198	88,200	—	1,396,698
Chief Financial Officer	2019	161,539	—	490,510	—	—	652,049

(1)	The amounts reported for Mr. Gormsen include a housing allowance of $150,000 that does not require substantiation and is indistinguishable from base salary.
(2)

The amounts reported for 2020 represent the amounts earned by our named executive officers under a one-time company-wide cash bonus program approved by the board of directors in April 2020. Please see the description of the one-time cash bonus program under “Bonuses and non-equity incentive plan compensation” below.

(3)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during fiscal years 2019 and 2020 and the incremental fair value of the option awards modified during fiscal years 2019 and 2020, in each case, computed in accordance with ASC 718 for stock-based compensation transactions, adjusted to reflect the probable outcome of performance conditions. Messrs. Gormsen and Brownie were granted options on November 3, 2018 that were subject to performance conditions that were determined not to be probable. In April 2019, prior to the expiration of such options, the November 3, 2018 options were amended such that the November 3, 2018 options would not terminate on May 31, 2019 as a result of the failure to achieve the performance conditions and the options would instead vest in equal monthly installments over a 48-month period from April 24, 2019, subject to continued employment. Additionally, the amounts reported for 2020 include the effect of a repricing in August 2020 of stock options held by current employees, including each of our named executed officers, whereby the exercise price per share of each stock option was lowered to $2.55 (our fair market value per share on the date of the repricing). Please see the description of such repricing under “Equity—based incentive awards” below. The incremental grant date fair value of such repricing was $182,709, $142,968, and $451,414 for Messrs. Gormsen, Brownie and Laponis, respectively. See Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the assumptions used in the calculation of these amounts.

(4)

The amounts for 2020 reported represent the amounts earned by our named executive officers upon the achievement of certain company performance objectives approved by our board of directors for fiscal year 2020. These amounts were paid to the named executive officers during February 2021. Please see the description of the annual bonus program under “Bonuses and non-equity incentive plan compensation” below.

Narrative to the summary compensation table

Prior to the completion of our IPO, our board of directors reviewed compensation annually for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, our board of directors considered compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results in the best interests of our stockholders and long-term commitment to our company.

Our board of directors has historically determined our executive officers’ compensation and has typically reviewed and discussed management’s proposed compensation with our chief executive officer for all executives other than our chief executive officer. Based on those discussions and its discretion, our board of directors then determined the compensation of each executive officer.

Following our IPO, generally the compensation committee of our board of directors, rather than our board of directors, approves the compensation of each executive officer (other than our Chief Executive Officer) and follow the process outlined above. The compensation committee reviews the performance of our Chief Executive Officer and make recommendations to our board of directors with respect to his compensation, and our board of directors will retain the authority to make compensation decisions relative to our Chief Executive Officer.

Annual base salary

Base salaries for our executive officers are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such executive officer’s qualifications, experience, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry and geography. Base salaries are reviewed periodically, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In making decisions regarding salary increases, we may also draw upon the experience of members of our board of directors with executives at other companies. The 2020 base salaries for our named executive officers were as follows: (a) $502,170 for Mr. Gormsen, inclusive of a monthly housing allowance, (b) $300,000 for Mr. Brownie, and (c) $300,000 for Mr. Laponis.

In April 2020, as part of company-wide salary reductions, the base salaries for each of Mr. Gormsen, Mr. Brownie and Mr. Laponis were reduced by 20%, effective through December 31, 2020. The salary reductions were reversed effective January 1, 2021.

In January 2021 and February 2021, the compensation committee and the board of directors approved 2021 base salaries for our named executive officers as follows: (1) $550,000 for Mr. Gormsen, (b) $390,000 for Mr. Brownie, and $390,000 for Mr. Laponis.

Bonuses and non-equity incentive plan compensation

Our named executive officers are each eligible to receive a discretionary annual bonus based on individual and company performance. However, no cash bonuses were awarded based on services provided during 2019.

In connection with the salary reductions implemented in April 2020, our board of directors approved a cash bonus plan, payable in the discretion of the board based on company performance during 2020, of cash bonuses up to 50% of the reduced salary level for Mr. Gormsen and up to 35% of the respective reduced salary levels for Mr. Brownie and Mr. Laponis.

In April 2020 our board of directors approved a one-time special cash bonus opportunity for each of our employees, including Mr. Gormsen, Mr. Brownie and Mr. Laponis, by increasing each employee’s target bonus by the percentage of his or her respective salary reductions, which was 20% for each of Mr. Gormsen, Mr. Brownie and Mr. Laponis, payable in the discretion of the board based on company performance during 2020.

Additionally, in January 2021 and February 2021, the compensation committee and the board of directors approved target bonus amounts for Mr. Gormsen, Mr. Brownie and Mr. Laponis of 80%, 60% and 50%, respectively, of their respective salary levels.

Equity-based incentive awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our named executive officers.

We have historically used stock options as the principal equity incentive award for long-term compensation to our named executive officers because the return on the options is tied to an increase in our stock price. We may grant equity awards at such times as our board of directors or compensation committee determines appropriate. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to our IPO, all of the equity incentive awards we granted were made pursuant to our 2010 Plan. Following the IPO, the company grants equity incentive awards under the terms of our 2020 Plan. See note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our 2010 Plan and our 2020 Plan.

All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. In August 2020, in order to retain and properly incentivize our employees to continue our growth, we approved a repricing of stock options, with no other change to the terms of the awards, held by current employees, including each of our named executive officers, whereby the exercise price per share of each stock option was lowered to $2.55 (our fair market value per share on the date of the repricing). Our stock option grants generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events.

In August 2020, we granted options to Mr. Gormsen, Mr. Brownie and Mr. Laponis to purchase an aggregate of 947,865, 293,503 and 214,427 shares of our common stock, respectively.

In January 2021 and February 2021, we granted options to Mr. Gormsen, Mr. Brownie and Mr. Laponis to purchase an aggregate of 50,800, 16,500 and 16,500 shares of common stock, respectively.  We simultaneously granted, pursuant to the 2020 Plan, Mr. Gormsen, Mr. Brownie and Mr. Laponis 50,800, 16,500 and 16,500 RSUs, respectively.

Outstanding equity awards at fiscal year-end

The following table provides information regarding the outstanding equity awards held by our named executive officers as of December 31, 2020.

Name and principal position	Grant date(1)	Vesting commencement date		Number of securities underlying unexercised options (#) (exercisable)	Number of securities underlying unexercised options (#) (unexercisable)	Option exercise price ($)		Option expiration date
Christian Gormsen	4/22/2014			1,100	—	$1.29		4/22/2024
President and Chief Executive	11/20/2014			11,000	—	1.29		11/20/2024
Officer	9/1/2016			37,148	—	1.29		9/1/2026
	10/11/2016			37,148	—	1.29		10/11/2026
	7/12/2017	7/12/2017	(4)	18,574	—	1.29		7/12/2027
	11/29/2017	11/29/2017	(2)	437,907	—	1.29		11/29/2027
	11/3/2018	4/24/2019	(5)	43,333	—	1.41		11/3/2028
	4/24/2019	4/24/2019	(4)	229,737	—	2.55	(7)	4/24/2029
	4/24/2019	2/26/2020	(6)	59,167	—	2.55	(7)	4/24/2029
	8/3/2020	8/3/2020	(8)	36,886	405,752	2.55		8/2/2030
	8/20/2020	8/20/2020	(9)	42,102	463,123	2.55		8/19/2030
William Brownie	9/1/2016			387	—	1.29		9/1/2026
Chief Operating Officer	2/14/2017	2/14/2017	(2)	290	—	1.29		2/14/2027
	7/12/2017			145	—	1.29		7/12/2027
	7/12/2017	7/12/2017	(4)	9,287	—	1.29		7/12/2027
	11/29/2017	11/29/2017	(4)	59,522	—	1.29		11/29/2027
	11/3/2018	4/24/2019	(5)	18,333	—	1.41		11/3/2028
	4/24/2019	4/24/2019	(4)	45,666	—	2.55	(7)	4/24/2029
	4/24/2019	2/26/2020	(6)	10,400	—	2.55	(7)	4/24/2029
	8/3/2020	8/3/2020	(8)	11,363	124,992	2.55		8/2/2030
	8/20/2020	8/20/2020	(9)	13,095	144,050	2.55		8/19/2030
Adam Laponis	6/19/2019	7/3/2019	(3)	33,051	110,641	2.55	(7)	6/19/2029
Chief Financial Officer	8/3/2020	8/3/2020	(8)	6,936	76,266	2.55		8/2/2030
	8/20/2020	8/20/2020	(9)	10,935	120,288	2.55		8/19/2030

(1)	The exercise price of each option granted prior to November 29, 2017 was repriced to $1.29 per share on November 29, 2017.
(2)

This option is exercisable in full as of the date of grant, with any unvested shares underlying the option subject to repurchase by us at the original exercise price in the event of a termination of service. The option vests as to 25% of the total number of shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th of the total number of shares subject to the option on each monthly anniversary thereafter, in each case, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the 12-month period commencing on a change in control.

(3)

This option vests and becomes exercisable as to 25% of the total number of shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th of the total number of shares subject to the option on each monthly anniversary thereafter, in each case, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the 12-month period commencing on a change in control.

(4)

This option is exercisable in full as of the date of grant, with any unvested shares underlying the option subject to repurchase by us at the original exercise price in the event of a termination of service. The option vests as to 1/48th of the total number of shares subject to the option on each monthly anniversary of the vesting commencement date, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the 12-month period commencing on a change in control.

(5)

This option was set to vest and become exercisable based on the achievement of certain performance goals, subject to continued service through the date of achievement. On April 24, 2019, our board of directors approved the amendment of this option such that the option would not terminate as a result of the failure to achieve the performance conditions and was converted to a time-based vesting option that vests as to 1/48th of the total number of shares subject to the option on each monthly anniversary of the vesting commencement date, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the 12-month period commencing on a change in control.

(6)

This option vests and becomes exercisable following the determination of the achievement of certain performance goals, subject to continued service through the date of achievement and subsequent vesting. On February 26, 2020, the number of options was reduced, pursuant to its terms, based on the achievement of such goals, and the option vests as to 1/48th of the number of shares subject to the option on each monthly anniversary of this date. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the 12-month period commencing on a change in control.

(7)

The exercise price of each option with an exercise price greater than $2.55 per share was repriced to $2.55 per share on August 3, 2020. Prior to the repricing, the exercise price per share of these options was $4.728.

(8)

This option vests and becomes exercisable as to 1/48th of the total number of shares subject to the option on the one-month anniversary of the vesting commencement date and as to 1/48th of the total number of shares subject to the option on each monthly anniversary thereafter, in each case, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the 12-month period immediately following a change in control.

(9)

This option vests and becomes exercisable as to 1/48th of the total number of shares subject to the option on the one-month anniversary of the vesting commencement date and as to 1/48th of the total number of shares subject to the option on each monthly anniversary thereafter, in each case, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the 12-month period immediately following a change in control that occurs following the closing of an initial public offering. The vesting conditions of these options were based on the achievement of certain performance goals, with such performance goals terminating upon the closing of the IPO pursuant to the original terms of the options.

Employment arrangements

Offer Letters

We previously entered into offer letter agreements with each of our named executive officers in connection with their employment with the Company. These agreements set forth the terms and conditions of employment of each named executive officer, including initial base salary, housing allowance (for each of Messrs. Gormsen and Brownie), equity grants and employee benefits eligibility.

New Employment Agreements

In connection with our IPO, we entered into new employment agreements with our named executive officers, which supersede in their entirety their original offer letters.

Pursuant to the terms of the new employment agreements, in the event the named executive officer is terminated without Cause or resigns for Good Reason (each, as defined in the employment agreements), in each case, other than during the period that is on or 12 months following a change in control, the named executive officer will be eligible to receive: (i) a lump sum cash payment equal to 1x, in the case of our Chief Executive Officer, or 0.75x, in the case of our other named executive officers, the sum of the executive’s annual base salary and target annual bonus; and (ii) payment or reimbursement of COBRA premiums for 12 months, in the case of our Chief Executive Officer, or nine months, in the case of our other named executive officers.

In addition, in the event the named executive officer is terminated without Cause or resigns for Good Reason, in each case, during the period that is on or 12 months following a change in control, the named executive officer will be eligible to receive: (i) a lump sum cash payment equal to 2x, in the case of our Chief Executive Officer, or 1x, in the case of our other named executive officers, the sum of the executive’s annual base salary and target annual bonus; (ii) payment or reimbursement of COBRA premiums for up to 24 months, in the case of our Chief Executive Officer, or up to 12 months, in the case of our other named executive officers; and (iii) full accelerated vesting of all equity awards.

All severance payments and benefits under the employment agreements are subject to the executive’s execution of a release of claims against us.

Health and welfare and retirement benefits; perquisites

Messrs. Gormsen, Brownie and Laponis are eligible to participate in the benefit plans made generally available to our employees on the same terms and conditions as our employees, including comprehensive medical, dental and vision insurance, life and disability insurance, commuter benefit program and 401(k) plan. We have not made any matching contributions under our 401(k) plan. Other than eligibility for the commuter benefit program, the temporary housing allowance provided to Mr. Brownie in connection with his commencement of employment with us and the continuing housing allowance provided to Mr. Gormsen, which forms a part of his base salary, Messrs. Gormsen, Brownie and Laponis are not provided any perquisites.

Director compensation

We did not compensate any members of our board of directors during 2019.

Director Compensation Program

Pursuant to the compensation policy for our non-employee directors (the “Director Compensation Program”), which became effective in October 2020 in connection with our IPO, our non-employee directors will receive cash compensation as follows:

•Each non-employee director receives an annual cash retainer in the amount of $40,000 per year.

•The non-executive Chairperson receives an additional annual cash retainer in the amount of $35,000 per year.

•The chairperson of the audit committee receives additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee receives additional annual cash compensation in the amount of $10,000 per year for such member’s service on the audit committee.

•The chairperson of the compensation committee receives additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee receives additional annual cash compensation in the amount of $7,500 per year for such member’s service on the compensation committee.

•The chairperson of the nominating and corporate governance committee receives additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee receives additional annual cash compensation in the amount of $5,000 per year for such member’s service on the nominating and corporate governance committee.

Under the Director Compensation Program, each non-employee director automatically is granted (i) an option to purchase that number of shares of our common stock calculated by dividing (a) $200,000 by (b) the per share grant date fair value of the option, calculated based on the 30 trading day average closing price of our common stock as of the date of grant (or if the date of grant is not a trading day, the immediately preceding trading day) and using assumptions published in our most recent periodic report as of the date of grant, rounded down to the nearest whole share, upon the director’s initial appointment or election to our board of directors, referred to as the Initial Grant, and (ii) for each non-employee director who has served for at least 6 months as of the date of each annual stockholder’s meeting, an option to purchase that number of shares of our common stock calculated by dividing (a) $120,000 by (b) the per share grant date fair value of the option, calculated based on the 30 trading day average closing price of our common stock as of the trading day immediately preceding the date of grant and using assumptions published in our most recent periodic report as of the date of grant, rounded down to the nearest whole share, automatically on the date of each annual stockholder’s meeting thereafter, referred to as the Annual Grant. The Initial Grants vest and become exercisable as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through each applicable vesting date. The Annual Grants vest and become exercisable as to 1/12th of the underlying shares on each monthly anniversary of the applicable date of grant, provided, that if our annual stockholder’s meeting immediately following the date of grant takes place prior to the first anniversary of the date of grant, the Annual Grants vest and become exercisable immediately prior to our annual stockholder’s meeting following the date of grant, subject to continued service through each applicable vesting date.

In the event of a change in control (as defined under the Director Compensation Program), each Initial Grant and Annual Grant, along with any other stock options or equity-based awards held by any non-employee director, will vest and become exercisable immediately prior to such change in control.

2020 director compensation table

The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2020. The compensation for Mr. Gormsen, as a named executive officer, is set forth above under “—Summary Compensation Table.”

Name(1)	Fees earned or paid in cash ($)(2)	Option awards ($)(3)	All other compensation ($)	Total ($)
Josh Makower, M.D.	$23,750	$119,988	$—	$143,738
Peter Tuxen Bisgaard	13,125	119,988	—	133,113
Tak Cheung, M.D.	—	—	—	—
Doug Hughes	12,500	169,035	—	181,535
Raphael Michel	—	—	—	—
Geoff Pardo	13,750	119,988	—	133,738
Nina Richardson	11,875	169,035	—	180,910
A. Brooke Seawell	15,000	169,035	—	184,035
Juliet Tammenoms Bakker	14,375	119,988	—	134,363
David Wu	10,000	119,988	—	129,988

(1)

Geoff Pardo and Juliet Tammenoms Bakker joined our board of directors in July 2020, and Doug Hughes, Nina Richardson and Brooke Seawell joined our board of directors in September 2020. Raphael Michel resigned from our board of directors in August 2020, and Dr. Tak Cheung resigned from our board of directors in September 2020.

(2)

These amounts were earned in 2020 and paid in 2021 in accordance with our Director Compensation Program, described above, on a pro-rated basis following our IPO. Amounts earned by Messrs. Bisgaard, Hughes, and Seawell and Ms. Richardson were paid to them directly. Amounts earned by Ms. Tammenoms Bakker were paid to Longitude Capital Management Co., LLC; amounts earned by Mr. Makower were paid to NEA Management Company LLC; amounts earned by Mr. Pardo were paid to Gilde (as defined below); and amounts earned by Mr. Wu were paid to Maveron LLC.

(3)

Amounts reported represent the aggregate grant date fair value of stock options granted to our non-employee directors during 2020 under our 2020 Plan, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. As of December 31, 2020, our non-employee directors held the following outstanding options and stock awards:

Name	Shares subject to outstanding options (#)	Unvested restricted shares outstanding (#)
Josh Makower, M.D.	6,666	—
Peter Tuxen Bisgaard	6,666	—
Tak Cheung, M.D.	—	—
Doug Hughes	29,500	—
Raphael Michel	149,166	—
Geoff Pardo(a)	6,666	—
Nina Richardson	56,832	—
A. Brooke Seawell	29,500	—
Juliet Tammenoms Bakker	6,666	—
David Wu	6,666	—

(a)	The shares underlying options granted to Mr. Pardo are beneficially owned by Gilde or one of its affiliates.

Compensation committee interlocks and insider participation

None of the members of our compensation committee is currently, or has been at any time, one of our executive officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or on our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2020. Information is included for equity compensation plans approved by our stockholders.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)(2)(3)	6,477,114	$2.78	(4)	5,320,356	(5)
(1)	Consists of options outstanding and available for issuance under our 2010 Plan, 2020 Plan and the Employee Stock Purchase Plan (ESPP).
(2)

The 2020 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the 2020 Plan shall be increased on the first day of each year beginning in 2021 and ending in 2030 equal to the lesser of (A) five percent (5.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board; provided, however, that no more than 28,344,144 shares of stock may be issued upon the exercise of incentive stock options.

(3)

The ESPP contains an “evergreen” provision, pursuant to which the maximum number of shares of our common stock authorized for sale under the ESPP shall be increased on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (A) one percent (1.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such number of shares of common stock as determined by our Board; provided, however, no more than 5,450,797 shares of our common stock may be issued thereunder.

(4)	Excludes restricted stock units, which have no exercise price.
(5)

Includes 726,773 shares available for future issuance under the ESPP (of which up to 17,865 shares are issuable with respect to the purchase period in effect as of December 31, 2020, which purchase period ends on May 15, 2021).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2020, information regarding beneficial ownership of our capital stock by:

•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•each of our named executive officers;

•each of our directors; and

•all of our executive officers and directors as a group.

The percentage of ownership is based on 38,246,601 shares of common stock outstanding as of December 31, 2020. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security. In addition, shares of common stock issuable upon the exercise of stock options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2020 are included in the following table. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table does not necessarily indicate beneficial ownership for any other purpose. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise noted below, the address for each beneficial owner listed in the table below is c/o Eargo, Inc., 1600 Technology Drive, 6th Floor, San Jose, California 95110.

Name of beneficial owner	Number of outstanding shares beneficially owned	Number of shares exercisable within 60 days	Number of shares beneficially owned	Percentage of beneficial ownership
5% and greater stockholders:
Entities affiliated with New Enterprise Associates(1)	6,520,944	—	6,520,944	17.05%
Cooperatieve Gilde Healthcare V U.A.(2)	3,918,691	—	3,918,691	10.25%
Longitude Venture Partners IV, L.P.(3)	3,918,691	—	3,918,691	10.25%
Future Fund Investment Company No.4 Pty Ltd(4)	3,690,481	—	3,690,481	9.65%
Entities affiliated with Pivotal Alpha Limited(5)	2,886,724	—	2,886,724	7.55%
The Charles and Helen Schwab Living Trust U/A DTD 11/22/1985	2,537,684	—	2,537,684	6.64%
Named executive officers and directors:
Christian Gormsen(6)	81,548	993,596	1,075,144	2.74%
William Brownie(7)	152,283	180,716	332,999	*
Adam Laponis(8)	44,430	67,231	111,661	*
Josh Makower, M.D.(9)	6,520,017	2,222	6,522,239	17.05%
Peter Tuxen Bisgaard(10)	2,928,694	2,222	2,930,916	7.66%
Doug Hughes(11)	37,209	4,099	41,308	*
Geoff Pardo(12)	3,918,691	2,222	3,920,913	10.25%
Nina Richardson(13)	14,386	31,431	45,817	*
A. Brooke Seawell(14)	—	4,099	4,099	*
Juliet Tammenoms Bakker(15)	3,918,691	2,222	3,920,913	10.25%
David Wu(16)	1,552,369	2,222	1,554,591	4.06%
All current directors and executive officers as a group (11 persons)	19,168,318	1,292,282	20,460,600	51.75%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)

Consists of (a) 6,520,017 shares held by New Enterprise Associates 15, L.P. (“NEA 15”) and (b) 927 shares held by NEA Ventures 2015, L.P. (“Ven 2015”).  The shares held directly by NEA 15 are indirectly held by NEA Partners 15, L.P. (“NEA Partners 15”), which is the sole general partner of NEA 15, NEA 15 GP, LLC (“NEA 15 LLC”), which is the sole general partner of NEA Partners 15, and the individual managers of NEA 15 LLC (the “NEA Managers”). The NEA Managers are Forest Baskett, Anthony A. Florence, Jr., Mohamad H. Makhzoumi, Joshua Makower (a member of our board of directors), Scott D. Sandell and Peter W. Sonsini. The NEA Managers share voting and dispositive power with regard to the shares held by NEA 15. The shares directly held by Ven 2015 are indirectly held by Karen P. Welsh, the general partner of Ven 2015.  Karen P. Welsh shares voting and dispositive power with regard to the shares held by Ven 2015. All indirect owners of the above-referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest in such shares. The principal address for NEA 15 is c/o New Enterprise Associates, Inc., 1954 Greenspring Drive, Suite 600, Timonium, Maryland 21093.

(2)

Based on the most recently available Schedule 13D filed jointly with the SEC on October 30, 2020 by Coöperatieve Gilde Healthcare V U.A. (“Gilde”), Gilde Healthcare V Management B.V. (“Gilde B.V.”), Gilde Healthcare Holding B.V., Marc Olivier Perret, Edwin de Graaf, Martemanshurk BV, which is owned 100% by Pieter van der Meer, and Geoff Pardo. According to the Schedule 13D filed, this amount consists of 3,918,691 shares of our common stock held by Gilde. Gilde B.V. is the manager of Gilde and may be deemed to have voting, investment and dispositive power with respect to shares held by Gilde. Gilde B.V. is managed by Gilde Healthcare Holding B.V. The managing partners of Gilde Healthcare Holding B.V. are Marc Olivier Perret, Edwin de Graaf and Pieter van der Meer. Mr. Pardo is a member of our board of directors and is a partner of Gilde and may be deemed to share voting and dispositive power over the shares held by Gilde. Each of these individuals disclaim beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest in such shares. The mailing address of Gilde is 222 Third Street, Suite 1321, Cambridge, Massachusetts 02142, c/o Gilde Healthcare Partners.

(3)

Based on the most recently available Schedule 13D filed jointly with the SEC on October 30, 2020 by Longitude Capital Partners IV, LLC (“LCP4”), Longitude Venture Partners IV, L.P. (“LVP4”), Patrick G. Enright, and Juliet Tammenoms Bakker. According to the Schedule 13D filed, this amount consists of 3,918,691 shares of our common stock held by LVP4. LCP4 is the general partner of LVP4 and may be deemed to have sole voting, investment and dispositive power over the shares held by LVP4. Patrick G. Enright and Ms. Tammenoms

Bakker, a member of our board of directors, are managing members of LCP4 and in their capacity as such, may be deemed to exercise shared voting and investment power over the shares held by LCP4 and LVP4. Each of these individuals disclaim beneficial ownership of all applicable shares except to the extent of his or her actual pecuniary interest in such shares. The mailing address of LVP4 is 2740 Sand Hill Road, 2nd Floor, Menlo Park, California 94025.

(4)

Based on the most recently available Schedule 13G filed jointly with the SEC on February 11, 2021 by Future Fund Board of Guardians and Future Fund Investment Company. According to the Schedule 13G filed, this amount consists of 3,690,481 shares of common stock held of record by The Northern Trust Company in its capacity as custodian for Future Fund Investment Company No. 4 Pty Ltd (ACN 134 338 908), or the Future Fund, a wholly owned subsidiary of the Future Fund Board of Guardians. Investment and voting decisions by the Future Fund are made jointly by three or more individuals that serve on the non-executive board of the Future Fund Board of Guardians, and therefore no individual is the beneficial owner of the shares held by Future Fund. According to the Schedule 13G filed, the Future Fund reported having sole voting power over no shares, shared voting power over 3,690,481 shares, sole dispositive power over no shares, and shared dispositive power over 3,690,481 shares. The principal business address of the Future Fund is Level 42, 120 Collins Street, Melbourne VIC 3000.

(5)

Based on the most recently available Schedule 13D filed jointly with the SEC on October 29, 2020 by Nan Fung Group Holdings Limited (“NFGHL”), NF Investment Holdings Limited (“NFIHL”), Permwell Management Limited (“Permwell”), Grand Epoch Holdings Limited (“Grand Epoch”), Eternal Sky Holdings Limited (“Eternal Sky”), and Pivotal Alpha Limited (“Pivotal Alpha”). According to the Schedule 13D filed, this amount consists of 2,664,502 shares of our common stock held directly by Pivotal Alpha and 222,222 shares of our common stock held by Permwell. Pivotal Alpha is wholly owned by Eternal Sky, which is wholly owned by Grand Epoch. Grand Epoch and Permwell are both wholly owned by NFIHL, which is wholly owned by NFGHL. The members of the Executive Committee of NFGHL make investment decisions with respect to shares of our common stock held by Pivotal Alpha and Permwell. Mr. Kam Chung Leung, Mr. Frank Kai Shui Seto, Mr. Vincent Sai Sing Cheung, Mr. Pui Kuen Cheung, Mr. Kin Ho Kwok, Ms. Vanessa Tih Lin Cheung, Mr. Meng Gao and Mr. Chun Wai Nelson Tang are the members of the Executive Committee of NFGHL. Pivotal Alpha, Eternal Sky and Grand Epoch each disclaims beneficial ownership of all applicable shares beneficially owned by Permwell and Permwell disclaims beneficial ownership of all applicable shares beneficially owned by Pivotal Alpha, Eternal Sky and Grand Epoch.

(6)	Consists of (a) 81,548 shares of common stock held directly and (b) 993,596 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2020.
(7)	Consists of (a) 152,283 shares of common stock held directly and (b) 180,716 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2020.
(8)	Consists of (a) 44,430 shares of common stock held directly and (b) 67,231 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2020.
(9)

Consists of (a) 6,520,017 shares of common stock beneficially owned by NEA 15 and NEA Ventures and (b) 2,222 shares of common stock that may be acquired pursuant to the exercise of stock options held by Dr. Makower within 60 days of December 31, 2020. The shares directly held by NEA 15 are indirectly held by NEA Partners 15, the sole general partner of NEA 15, NEA 15 LLC, the sole general partner of NEA Partners 15 and each of the individual managers of NEA 15 LLC. Dr. Makower is a General Partner of New Enterprise Associates, which is affiliated with NEA 15, NEA Ventures and NEA 15 GP and disclaims beneficial ownership of all applicable shares except to the extent of his actual pecuniary interest in such shares.

(10)

Consists of (a) 2,886,724 shares of common stock beneficially owned by Pivotal Alpha, (b) 41,790 shares of common stock held directly and (c) 2,222 shares of common stock that may be acquired pursuant to the exercise of stock options held by Mr. Bisgaard within 60 days of December 31, 2020. Investment and voting decisions by Pivotal Alpha are made jointly by three or more individuals and therefore no individual is the beneficial owner of the shares held by Pivotal Alpha. Mr. Bisgaard is a Managing Partner of Pivotal Bioventure Partners LLC, which is affiliated with Pivotal Alpha and disclaims beneficial ownership of all applicable shares except to the extent of his actual pecuniary interest in such shares.

(11)	Consists of (a) 37,209 shares of common stock held directly and (b) 4,099 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2020.
(12)

Consists of (a) 3,918,691 shares of common stock beneficially owned by Gilde and (b) 2,222 shares of common stock that may be acquired pursuant to the exercise of stock options held by Mr. Pardo within 60 days of December 31, 2020 (while such options were granted to Mr. Pardo, the shares underlying the options, when exercised, will be held by Gilde or one of its affiliates). Gilde is managed by Gilde B.V. Gilde B.V. is managed by Marc Perret, Edwin de Graaf and Pieter van der Meer, who each disclaim beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest in such shares.

(13)	Consists of (a) 14,386 shares of common stock held directly and (b) 31,431 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2020.
(14)	Consists of 4,099 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2020.
(15)

Consists of (a) 3,918,691 shares of common stock beneficially owned by LVP4 and (b) 2,222 shares of common stock that may be acquired pursuant to the exercise of stock options held by Ms. Tammenoms Bakker within 60 days of December 31, 2020. LCP4 is the general partner of LVP4 and may be deemed to have sole voting, investment and dispositive power over the shares held by LVP4. Patrick G. Enright and Ms. Tammenoms Bakker are managing members of LCP4 and, in their capacity as such, may be deemed to exercise shared voting and investment power over the shares held by LCP4 and LVP4. Each of these individuals disclaims beneficial ownership of all applicable shares except to the extent of his or her actual pecuniary interest in such shares.

(16)

Consists of (a) 1,552,369 shares of common stock beneficially owned by Maveron Equity Partners IV, L.P., Maveron Equity Partners V, L.P., Maveron IV Entrepreneurs Fund L.P., Maveron V Entrepreneurs Fund L.P., MEP Associates IV, L.P., and MEP Associates V, L.P., and (b) 2,222 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2020. The stock options are held in Mr. Wu’s name but are contractually assigned to Maveron LLC. Mr. Wu is a Partner at Maveron LLC, which is affiliated with Maveron Equity Partners IV, L.P., Maveron Equity Partners V, L.P., Maveron IV Entrepreneurs Fund L.P., Maveron V

Entrepreneurs Fund L.P., MEP Associates IV, L.P., and MEP Associates V, L.P. and disclaims beneficial ownership of all applicable shares except to the extent of his actual pecuniary interest in such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements, including employment arrangements, with our directors and executive officers, including those discussed in “Item 11. Executive Compensation” of this Annual Report on Form 10-K, the following is a description of each transaction since January 1, 2020 in which:

•	we were a party or will be a party;
•	the amounts involved exceeded or will exceed $120,000; and
•	any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Convertible promissory note financing (2020)

In March 2020, we entered into a convertible note purchase agreement pursuant to which we issued $10.1 million in aggregate principal amount of convertible promissory notes between March 2020 and April 2020, which we refer to as the 2020 Notes. The 2020 Notes accrued interest at a rate of 6% per year. The 2020 Notes were redeemed and the aggregate principal amount and accrued interest on the 2020 Notes automatically converted into shares of our Series E convertible preferred stock at a conversion price of $5.427 per share upon the initial closing of our Series E convertible preferred stock financing in July 2020, a price equal to 80% of the $6.7836 per share paid by the investors in the Series E convertible preferred stock financing.

The following table summarizes the 2020 Notes purchased by our executive officers, directors and holders of more than 5% of our capital stock and their affiliated entities or immediate family members, and the shares of Series E convertible preferred stock issued upon the conversion of the 2020 Notes.

Name	Series E convertible promissory note principal and interest ($)	Shares of Series E convertible preferred stock (#)
Entities affiliated with New Enterprise Associates(1)	$3,779,299	696,388
Entities affiliated with Maveron Equity Partners V, L.P.(2)	22,608	4,164
The Charles and Helen Schwab Living Trust	2,047,184	377,221
Future Fund Investment Company No. 4 Pty Ltd	2,321,220	427,717
Pivotal Alpha Limited(3)	1,412,114	260,201
Peter Tuxen Bisgaard	15,170	2,795
Adam Laponis	20,227	3,727

(1)

Consists of $3,713,974 in principal plus accrued interest held by NEA 15. Dr. Cheung and Dr. Makower were designated to serve as members of our board of directors by New Enterprise Associates, Inc., or NEA, which is affiliated with NEA 15. Dr. Cheung is a principal at NEA, and Dr. Makower is a general partner at NEA. In September 2020, Dr. Cheung resigned from our board of directors, and NEA designated Mr. Hughes to serve in his place. In addition, in September 2020, Mr. Seawell, a venture partner at NEA, joined our board of directors.

(2)	Entities affiliated with Maveron Equity Partners V, L.P. held more than 5% of our capital stock as of the date of the 2020 Notes financing.
(3)

Consists of $1,387,706.00 in principal plus accrued interest held by Pivotal Alpha. Mr. Bisgaard was designated to serve as a member of our board of directors by Pivotal Alpha. Mr. Bisgaard is a managing director of Pivotal Alpha.

Series E convertible preferred stock financing

In July 2020, we entered into a Series E convertible preferred stock purchase agreement with various investors, pursuant to which we issued in July 2020 and August 2020 an aggregate of 10,513,921 shares of Series E convertible preferred stock at $6.7836 per share for gross proceeds of $71.3 million.

The table below sets forth the number of shares of our Series E convertible preferred stock purchased by our executive officers, directors, holders of more than 5% of our capital stock and their affiliated entities or immediate family members. Each share of Series E convertible preferred stock in the table below converted into one share of our common stock in connection with our IPO.

Name	Series E convertible preferred stock (#)	Aggregate cash purchase price ($)
Entities affiliated with New Enterprise Associates(1)	737,071	$4,999,999
The Charles and Helen Schwab Living Trust	227,640	1,544,221
Pivotal Alpha Limited(2)	589,657	3,999,999
Coöperatieve Gilde Healthcare V U.A.(3)	3,685,358	24,999,999
Longitude Venture Partners IV, L.P.(4)	3,685,358	24,999,999
Peter Tuxen Bisgaard	22,112	149,999
Adam Laponis	7,370	50,000
Nina Richardson	5,856	39,727

(1)

Consists of 737,071 shares of our Series E convertible preferred stock held by NEA 15. Dr. Cheung and Dr. Makower were designated to serve as members of our board of directors by NEA, which is affiliated with NEA 15. Dr. Cheung is a principal at NEA, and Dr. Makower is a general partner at NEA. In September 2020, Dr. Cheung resigned from our board of directors, and NEA designated Mr. Hughes to serve in his place.

(2)	Mr. Bisgaard was designated to serve as a member of our board of directors by Pivotal Alpha. Mr. Bisgaard is a managing director of Pivotal Alpha.
(3)	Mr. Pardo was designated to serve as a member of our board of directors by Gilde. Mr. Pardo is a partner of Gilde.
(4)	Ms. Tammenoms Bakker was designated to serve as a member of our board of directors by LVP4. Ms. Tammenoms Bakker is a managing director of LVP4.

Investors’ Rights Agreement

We entered into an amended and restated investors’ rights agreement with the purchasers of our convertible preferred stock, which was subsequently converted into common stock in connection with the IPO, and certain of our other stockholders, including certain of our directors and executive officers, holders of more than 5% of our capital stock and entities with which certain of our directors are affiliated. As of December 31, 2020, the holders of approximately 28.2 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

Indemnification agreements

We have entered into indemnification agreements with certain of our current directors, executive officers and certain other employees. Our amended and restated certificate of incorporation and our amended and restated bylaws will provide that we will indemnify our directors and officers to the fullest extent permitted by applicable law.

Policies and procedures for related-party transactions

Our board of directors has adopted a written related-person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director independence

Our board of directors currently consists of nine members. Our board of directors has determined that all of our directors, other than Mr. Gormsen, qualify as “independent” directors in accordance with the marketplace rules of the Nasdaq Stock Market, or the Listing Rules. Mr. Gormsen is not considered independent by virtue of his position as our President and Chief Executive Officer. Under the Listing Rules, the definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by the Listing Rules, our board of directors has made a subjective determination as to each independent director that no relationship exists that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered for us by Deloitte & Touche LLP for the years ended December 31, 2020 and 2019, were as follows, all of which were approved by the audit committee:

	2020	2019
	(in thousands)
Audit fees(1)	$1,625	$470
Audit-related fees(2)	—	—
Tax fees(3)	37	68
All other fees(4)	—	—
Total	$1,662	$538

(1)

Represents the aggregate fees billed for the audit of the Company’s consolidated financial statements, review of the condensed consolidated financial statements included in the Company’s quarterly reports and services in connection with the statutory and regulatory filings or engagements for those years. Fees for our fiscal year ended December 31, 2020 and 2019 also consisted of professional services rendered in connection with our Registration Statement on Form S-1 related to the initial public offering of our common stock completed in October 2020.

(2)

Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “audit fees.”

(3)	Represents the aggregate fees billed for tax compliance, advice and planning.
(4)	Represents the aggregate fees billed for all products and services that are not included under “audit fees,” “audit-related fees” or “tax fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Financial Statements: The financial statements included in “Index to Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K
2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by reference
Exhibit Number	Description	Form	Dated	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	10/20/2020	3.1
3.2	Amended and Restated Bylaw	8-K	10/20/2020	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate.	S-1	9/25/2020	4.2
4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.†
10.1	Amended and Restated Investors’ Rights Agreement, dated July 13, 2020, by and among Eargo, Inc. and the investors listed therein.	S-1	9/25/2020	10.1
10.2(a)	2010 Equity Incentive Plan, as amended.#	S-1/A	10/01/2020	10.2(a)
10.2(b)	Form Agreements under 2010 Equity Incentive Plan, as amended.#	S-1	9/25/2020	10.2(b)
10.3(a)	2020 Incentive Award Plan.#	S-8	10/19/2020	99.2(a)
10.3(b)	Form Agreements under the 2020 Incentive Award Plan.#	S-1	9/25/2020	10.3(b)
10.4	2020 Employee Stock Purchase Plan.#	S-8	10/19/2020	99.3
10.5	Employment Agreement, by and between Eargo, Inc. and Christian Gormsen.#	S-1	9/25/2020	10.5
10.6	Employment Agreement, by and between Eargo, Inc. and William Brownie.#	S-1	9/25/2020	10.6
10.7	Employment Agreement, by and between Eargo, Inc. and Adam Laponis.#	S-1	9/25/2020	10.7
10.8	Non-Employee Director Compensation Program.#	S-1	9/25/2020	10.8
10.9	Form of Indemnification Agreement for directors, officers and certain other employees.	S-1	9/25/2020	10.9
10.10	Manufacturing Services Agreement, dated May 5, 2017, by and between Eargo, Inc. and Hana Microelectronics Co., Ltd.*	S-1	9/25/2020	10.10
10.11	Sublease Agreement, dated July 30, 2018, by and between Eargo, Inc. and Microchip Technology Incorporated.	S-1	9/25/2020	10.11
10.12	Office & Parking Lease, dated September 11, 2018, by and between Eargo, Inc. and SEV 8th and Division, LLC.	S-1	9/25/2020	10.12
10.13	Standard Office Building Lease, dated April 27, 2018, by and between Eargo, Inc. and LAGOS PROPERTIES, LLC.	S-1	9/25/2020	10.13
10.14	Loan and Security Agreement, dated June 6, 2018, by and among Eargo, Inc., Eargo Hearing, Inc. and Silicon Valley Bank, as amended by the First Amendment, dated January 31, 2019, as further amended by the Second Amendment, dated May 1, 2020, as further amended by the Third Amendment, dated September 9, 2020.	S-1	9/25/2020	10.14
10.15	Manufacturing Agreement, dated August 21, 2018, by and between Eargo, Inc. and Pegatron Corporation.*	S-1	9/25/2020	10.15
21.1	List of subsidiaries.	S-1	9/25/2020	21.1

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.†
24.1	Power of Attorney (included in the signature page hereto).†
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

#	Indicates management contract or compensatory plan
*

Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eargo, Inc.

Date: March 16, 2021	By:	/s/ Christian Gormsen
Christian Gormsen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christian Gormsen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
Christian Gormsen

/s/ Adam Laponis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
Adam Laponis

/s/ Josh Makower, M.D.	Chairman of the Board of Directors	March 16, 2021
Josh Makower, M.D.

/s/ Peter Tuxen Bisgaard	Director	March 16, 2021
Peter Tuxen Bisgaard

/s/ Doug Hughes	Director	March 16, 2021
Doug Hughes

/s/ Geoff Pardo	Director	March 16, 2021
Geoff Pardo

/s/ Nina Richardson	Director	March 16, 2021
Nina Richardson

/s/ A. Brooke Seawell	Director	March 16, 2021
A. Brooke Seawell

/s/ Juliet Tammenoms Bakker	Director	March 16, 2021
Juliet Tammenoms Bakker

/s/ David Wu	Director	March 16, 2021
David Wu