Form 10-Q
period 2021-03-31
Eargo, Inc.
filed 2021-05-13
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39616

Eargo, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3879805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 Technology Drive, 6th Floor San Jose, California 95110	95110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 351-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EAR	The Nasdaq Global Select Stock Market

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

As of May 5, 2021, the registrant had 38,731,538 shares of common stock, par value $0.0001 outstanding.

i

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our ability to attract and retain customers;
•	our expectations concerning additional orders by existing customers;
•

our expectations regarding the potential market size and size of the potential consumer populations for our products and any future products, including our ability to maintain or increase insurance coverage of Eargo hearing aids;

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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Eargo, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$201,624	$212,185
Accounts receivable, net	5,339	3,793
Inventories	2,463	2,739
Prepaid expenses and other current assets	3,175	3,740
Total current assets	212,601	222,457
Operating lease right-of-use assets	1,218	1,079
Property and equipment, net	8,924	8,034
Other assets	1,086	1,062
Total assets	$223,829	$232,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,604	$6,020
Accrued expenses	10,992	13,909
Other current liabilities	3,950	2,448
Deferred revenue, current portion	173	311
Lease liability, current portion	1,050	1,030
Total current liabilities	22,769	23,718
Lease liability, noncurrent portion	263	166
Long-term debt, noncurrent portion	14,940	14,837
Total liabilities	37,972	38,721
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.0001 par value; 110,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 38,298,068 and 38,246,601 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid in capital	398,532	392,965
Accumulated deficit	(212,679)	(199,058)
Total stockholders’ equity	185,857	193,911
Total liabilities and stockholders’ equity	$223,829	$232,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Revenue, net	$22,048	$12,669
Cost of revenue	6,297	4,656
Gross profit	15,751	8,013
Operating expenses:
Research and development	4,778	2,809
Sales and marketing	16,855	10,859
General and administrative	7,487	6,078
Total operating expenses	29,120	19,746
Loss from operations	(13,369)	(11,733)
Other income (expense), net:
Interest income	11	21
Interest expense	(263)	(266)
Other income (expense), net	—	240
Total other income (expense), net	(252)	(5)
Loss before income taxes	(13,621)	(11,738)
Income tax provision	—	—
Net loss and comprehensive loss	$(13,621)	$(11,738)
Net loss attributable to common stockholders, basic and diluted	$(13,621)	$(11,738)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(43.76)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,283,360	268,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance December 31, 2020	—	$—	38,246,601	$4	$392,965	$(199,058)	$193,911
Stock-based compensation	—	—	—	—	5,449	—	5,449
Exercise of stock options	—	—	51,467	—	118	—	118
Net loss and comprehensive loss	—	—	—	—	—	(13,621)	(13,621)
Balance March 31, 2021	—	$—	38,298,068	$4	$398,532	$(212,679)	$185,857

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance December 31, 2019	11,825,812	$152,880	265,943	$—	$3,100	$(159,203)	$(156,103)
Stock-based compensation	—	—	—	—	525	—	525
Exercise of stock options	—	—	4,188	—	8	—	8
Net loss and comprehensive loss	—	—	—	—	—	(11,738)	(11,738)
Balance March 31, 2020	11,825,812	$152,880	270,131	$—	$3,633	$(170,941)	$(167,308)

Eargo, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(13,621)	$(11,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	735	565
Stock-based compensation	5,131	525
Non-cash interest expense and amortization of debt discount	103	157
Non-cash operating lease expense	295	274
Bad debt expense	62	253
Change in fair value of financial instruments	—	(243)
Changes in operating assets and liabilities:
Accounts receivable	(1,608)	129
Inventories	276	79
Prepaid expenses and other current assets	565	(3)
Other assets	(24)	1,089
Accounts payable	715	1,143
Accrued expenses	(2,985)	(1,385)
Other current liabilities	1,502	(3)
Deferred revenue	(138)	23
Operating lease liabilities	(317)	(287)
Other liabilities	—	(125)
Net cash used in operating activities	(9,309)	(9,547)
Investing activities:
Purchases of property and equipment	(296)	(219)
Capitalized software development costs	(1,074)	(1,005)
Net cash used in investing activities	(1,370)	(1,224)
Financing activities:
Proceeds from stock options exercised	118	8
Proceeds from issuance of convertible notes, net of issuance costs	—	8,845
Debt repayments	—	(1,200)
Net cash provided by financing activities	118	7,653
Net decrease in cash and cash equivalents and restricted cash	(10,561)	(3,118)
Cash and cash equivalents and restricted cash at beginning of period	212,185	13,384
Cash and cash equivalents and restricted cash at end of period	$201,624	$10,266
Supplemental disclosure of cash flow information:
Cash paid for taxes	$176	$—
Cash paid for interest	$159	$110
Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$434	$2,392
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$330	$308
Stock-based compensation included in capitalized software costs	$318	$—
Convertible preferred stock issuance costs included in accounts payable	$600	$—
Derivative liability in connection with issuance of convertible promissory notes on issuance	$—	$2,535

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of March 31, 2021, the Company had cash and cash equivalents of $201.6 million and an accumulated deficit of $212.7 million.

The Company believes that its existing cash and cash equivalents as of March 31, 2021 will be sufficient for the Company to continue as a going concern for at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities and the timing and cost of establishing additional sales and marketing capabilities.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations SEC regarding interim financial reporting of Eargo, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, allowance for sales returns, the fair value of lease liabilities, the fair value of equity securities, the fair value of financial instruments, the allowance for doubtful accounts, the net realizable value of inventory, the useful lives of long-lived assets, accrued product warranty reserve, certain other accruals and recoverability of the Company’s net deferred tax assets and the related valuation allowance. Management periodically evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Significant accounting policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K, except as discussed below.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of March 31, 2021, the Company has not experienced any losses on its deposit accounts and money market accounts. As of March 31, 2021, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Approximately 57% and 45% of the Company’s gross accounts receivable are related to reimbursement from a single insurance company as of March 31, 2021 and December 31, 2020, respectively.

Accounts receivable, net

Accounts receivable represents amounts due from third-party institutions for credit card and debit card transactions and trade accounts receivable. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of March 31, 2021 and December 31, 2020, the Company recorded an allowance for doubtful accounts of $1.6 million and $1.9 million, respectively. The allowance for doubtful accounts charges are recorded as a component of general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Identify the contract with a customer. The Company generally considers completion of an Eargo sales order (which requires customer acceptance of the Company’s click-through terms and conditions for website sales and authorization of payment through credit card or another form of payment for sales made over the phone) as a customer contract provided that collection is considered probable. For payments that are not made upfront by credit card, the Company assesses insurance eligibility or customer creditworthiness based on credit checks, payment history, and/or other circumstances. For payments involving insurance payors, the Company validates customer eligibility and reimbursement amounts prior to shipping the product.

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

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Standalone selling prices are based on multiple factors including, but not limited to, historical discounting trends for products and services, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment. Revenue for services (extended warranty) is recognized over time on a ratable basis over the warranty period.

Contract costs

The Company applies the practical expedient to recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period would be one year or less. These incremental costs include processing fees paid to third-party financing vendors, who provide the Company’s customers with the option to finance their purchases. If a customer elects to utilize this service, the Company receives a non-recourse upfront payment for the product sold, less processing fee withheld by the financing vendor. These processing fees are recognized in cost of revenue in the condensed consolidated statements of operations and comprehensive loss as incurred.

Net loss per share attributable to common stockholders

The Company follows the two-class method when computing net loss per share in periods in which shares that meet the definition of participating securities are outstanding. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net income loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible notes, convertible preferred stock warrants and common stock options are considered to be potentially dilutive securities.

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

3. Fair value measurements

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the Company’s outstanding term loan is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate. The fair value of the outstanding term loan approximates the carrying amount as the term loan bears a floating rate that approximates the market interest rate.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	March 31,	December 31,
	2021	2020
	(in thousands)
Raw materials	$946	$853
Finished goods	1,517	1,886
Total inventories	$2,463	$2,739

Property and equipment, net

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Capitalized software	$8,188	$6,744
Tools and lab equipment	4,607	4,426
Furniture and fixtures	906	906
Leasehold improvements	757	757
Computer and equipment	288	288
	14,746	13,121
Less accumulated depreciation and amortization	(5,822)	(5,087)
Total property and equipment, net	$8,924	$8,034

Depreciation and amortization for the three months ended March 31, 2021 and 2020 amounted to $0.7 million and $0.6 million, respectively, which includes amortization of capitalized software costs of $0.2 million and $0.2 million, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Allowance for sales returns	$2,939	$4,326
Accrued compensation	3,531	5,861
Accrued vendor costs	790	751
Refunds due to customers	745	581
Accrued warranty reserve	2,987	2,390
Total accrued expenses	$10,992	$13,909

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Three months ended March 31,	Year ended December 31,
	2021	2020
	(in thousands)
Accrued warranty reserve, beginning balance	$2,390	$450
Charged to cost of revenue	950	3,178
Utilization of accrued warranty reserve	(353)	(1,238)
Accrued warranty reserve, ending balance	$2,987	$2,390

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Commitments and contingencies

Operating leases

The Company has entered into non-cancelable operating leases for its offices. These leases generally contain scheduled rent increases and renewal options, which are not included in the determination of lease term unless the Company is reasonably certain that the renewal option would be exercised.

In February 2021, the Company amended the operating lease for its Nashville, Tennessee office to extend the term of the initial lease through March 2023 and reduce the size of office space leased. This extension was accounted for as a lease modification and the Company recorded an increase to the right-of-use (“ROU”) asset and lease liability of $0.4 million at the time of the amendment.

As of March 31, 2021, the Company recorded an aggregate ROU asset of $1.2 million and an aggregate lease liability of $1.3 million in the accompanying condensed consolidated balance sheet. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 7.1%. The weighted-average remaining lease term is 1.3 years.

For the three months ended March 31, 2021, the Company incurred $0.3 million of operating lease costs. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the three months ended March 31, 2021.

As of March 31, 2021, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Operating leases
(in thousands)
Remainder of 2021	$910
2022	401
2023	59
Total minimum future lease payments	1,370
Present value adjustment for minimum lease commitments	(57)
Total lease liability	$1,313

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

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The term loan under the Third Amendment matures in September 2024 with interest-only monthly payments until January 2022, which was extended to July 2022 upon the completion of the Company’s initial public offering (“IPO”) in October 2020. The term loan accrues interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.0% (4.25% as of March 31, 2021) and includes a final payment fee equal to 6.25% of the original aggregate principal amount. In connection with the execution of the Third Amendment, the Company issued Silicon Valley Bank a warrant to purchase 53,487 shares of Series E convertible preferred stock. The amendment was accounted for as a modification.

Borrowings under the Third Amendment are collateralized by substantially all the assets of the Company, excluding intellectual property (but including rights to payment and proceeds thereof). The Third Amendment contains customary affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but do not include any financial covenants. The Company was in compliance with all of the covenants as of March 31, 2021.

As of March 31, 2021, outstanding principal on the term loan and accrual for the final payment fee amounted to $15.2 million. During the three months ended March 31, 2021 and 2020, the Company recognized interest expense related to the term loans of $0.3 million and $0.2 million, respectively, which is inclusive of amortization of debt discount. The effective interest rate was 7.12% as of March 31, 2021.

7. Stock-based compensation

Total stock-based compensation is as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$186	$5
Research and development	1,067	164
Sales and marketing	1,856	123
General and administrative	2,022	233
Total stock-based compensation	$5,131	$525

Stock-based compensation costs capitalized as part of capitalized software costs was $0.3 million during the three months ended March 31, 2021. No such costs were capitalized during the three months ended March 31, 2020.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Determination of fair value

The estimated grant-date fair value of the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Three months ended March 31,
Valuation assumptions:	2021	2020
Expected volatility	56.8%-57.2%	59.6%-60.1%
Expected term	5.8-6.7 years	5.8-6.1 years
Risk-free interest rate	0.62%-1.09%	1.18%-1.20%
Dividend yield	—	—

Equity incentive plans

As of March 31, 2021, 6,053,922 shares of common stock are issuable upon the exercise of outstanding awards under the 2010 Equity Incentive Plan. As of March 31, 2021, the Company had reserved 6,877,638 shares of common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”), of which 6,359,105 are available for issuance in connection with grants of future awards.

Stock option activity for the three months ended March 31, 2021 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2020	6,468,844	$2.78	8.77	$271,944
Grants	184,420	55.03
Exercises	(51,467)	2.29
Cancelled/forfeited	(282,642)	2.86
Balance March 31, 2021	6,319,155	$4.31	8.55	$302,019
Vested and exercisable at March 31, 2021	1,960,772	$2.08	7.50	$99,904

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 and 2020 were $29.13 and $5.63 per share, respectively.

The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock.

As of March 31, 2021, total unrecognized stock-based compensation related to outstanding unvested stock options was $17.9 million, which the Company expects to recognize over a remaining weighted-average period of 3.0 years.

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

RSU activity for the three months ended March 31, 2021 is set forth below:

	Number of shares	Weighted average grant date fair value per share

Balance December 31, 2020	8,270	$50.70
RSUs granted	245,030	54.17
Balance March 31, 2021	253,300	$54.06

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Employee Stock Purchase Plan (ESPP)

In October 2020, the Board of Directors and stockholders adopted and approved the 2020 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2021, the Company reserved 1,109,239 shares of common stock for future issuance under the ESPP. The ESPP provides for consecutive, overlapping 24-month offering periods, which are generally divided into four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year, with exception of the first offering period which commenced on October 16, 2020, the first trading day after the effective date of the Company’s registration statement, and will end on November 15, 2022. Contributions under the ESPP are generally limited to a maximum of 15% of an employee’s eligible compensation.

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

The Company recorded $3.4 million of stock-based compensation related to the ESPP for the three months ended March 31, 2021. The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model.

8. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three months ended March 31,
	2021	2020
Convertible preferred stock	—	11,825,812
Common stock options issued and outstanding	6,319,155	3,483,384
Restricted stock units	253,300	—
Shares issuable pursuant to ESPP	176,867	—
Convertible preferred stock warrants	—	73,913
Total	6,749,322	15,383,109

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and for a full understanding of Eargo’s results of operations and financial condition, in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2020 contained in the Company’s Form 10-K filed on March 16, 2021. As a result of many factors, including those factors set forth in the “Risk factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We believe that our differentiated hearing aids, consumer-oriented approach and strong brand have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 68 thousand Eargo hearing aid systems sold, net of returns, as of March 31, 2021.

On October 20, 2020, we completed our IPO pursuant to which we sold an aggregate of 9,029,629 shares of our common stock resulting in net proceeds of $148.5 million after deducting underwriting discounts, commissions and offering expenses.

For the three months ended March 31, 2021, we generated net revenue of $22.0 million, an increase of $9.4 million from the three months ended March 31, 2020. To date, all our revenue has been generated from customers in the United States.

Our net losses were $13.6 million and $11.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $212.7 million. We expect to continue to incur losses for the foreseeable future.

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

Third-party payors

A significant portion of our revenue depends on payments from a concentrated number of third-party payors that we submit claims to on behalf of our customers. We expect to continue to focus substantial resources on both securing existing third-party reimbursement and increasing coverage and reimbursement for our current products and any future products we may develop. We are actively engaged in efforts to access the growing insurance coverage for hearing aids, including contracting or partnering with third-party payors, associations, and employers who offer hearing aid coverage to their members. Increasing the number of health plans we have access to would allow us to serve more customers who have access to some financial help paying for hearing aids.

Sales return rate

Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. The most commonly cited reason for returning our hearing aids is unsatisfactory fit, which we believe is a byproduct of our direct-to-consumer model and online distribution that results in nearly all of our customers ordering our product without trying it first. In addition to unsatisfactory fit, the next most cited reason for returns is that our hearing aids do not provide sufficient audio amplification. Customer return accrual rates were approximately 26% and 23% for the year ended December 31, 2020 and for the three months ended March 31, 2021, respectively. The decline in our sales return rate in 2020 and in the three months ended March 31, 2021 was a result of the growth in customers with health insurance coverage for hearing aids and repeat customers which have generally lower return rates than other customers, and our initiatives to improve customer service and enhance the quality of our pre-screening assessments. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded.

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

The following table details the number of gross systems shipped and return accrual rates for the periods presented below:

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Gross systems shipped	7,030	9,040	10,077	12,096	11,704
Return accrual rate	28.2%	27.1%	25.2%	24.3%	23.2%

We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while return accrual rates are an indicator of potential reductions to revenue and an indicator of change in customer mix.

Components of our results of operations

Revenue, net

We generate revenue from the sale of Eargo hearing aid systems, accessories and extended warranties, with the majority of our revenue coming from sales of our Eargo hearing aid systems. We currently offer three versions of our hearing aid systems, the Eargo Max, the Eargo Neo and the Eargo Neo HiFi, at three different price points, and we periodically offer discounts and promotions. For product sales, control is transferred upon shipment to the customer. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. Prior to January 2020, we also offered extended product warranties to our customers which covered the product for an additional year, commencing on the day after the initial one-year warranty expired. For extended warranty sales, control is transferred over time based on time elapsed throughout the extended warranty period.

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

Research and development expenses

Research and development (“R&D”) expenses, consist primarily of engineering and product development costs to develop and support our products, regulatory expenses, non-recurring engineering and other costs associated with products and technologies that are in development, as well as related overhead costs. These expenses include personnel-related costs including salaries and stock-based compensation, supplies, consulting fees, prototyping, testing, materials, travel expenses, depreciation and allocated facility overhead costs. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions, and related overhead costs. We expect R&D expenses, net of capitalized internal use software development costs, to increase in absolute dollars as we continue to develop new products and enhance existing products and technologies.

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

Interest expense

Interest expense consists of interest related to borrowings under our debt obligations and our convertible promissory notes prior to their redemption in July 2020.

Other income (expense), net

Other income (expense), net consists primarily of adjustments to the fair value of our convertible preferred stock warrant liabilities prior to their reclassification to additional paid in capital upon the closing of our IPO in October 2020.

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

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

	Three months ended March 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$22,048	$12,669	$9,379	74.0%
Cost of revenue	6,297	4,656	1,641	35.2
Gross profit	15,751	8,013	7,738	96.6
Operating expenses:
Research and development	4,778	2,809	1,969	70.1
Sales and marketing	16,855	10,859	5,996	55.2
General and administrative	7,487	6,078	1,409	23.2
Total operating expenses	29,120	19,746	9,374	47.5
Loss from operations	(13,369)	(11,733)	(1,636)	13.9
Other income (expense), net:
Interest income	11	21	(10)	(47.6)
Interest expense	(263)	(266)	3	(1.1)
Other income (expense), net	—	240	(240)	(100.0)
Total other income (expense), net	(252)	(5)	(247)	*
Loss before income taxes	(13,621)	(11,738)	(1,883)	16.0
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(13,621)	$(11,738)	$(1,883)	16.0%

* Not meaningful

Revenue, net

	Three months ended March 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$22,048	$12,669	$9,379	74.0%

Revenue increased by $9.4 million, or 74.0%, from $12.7 million during the three months ended March 31, 2020 to $22.0 million during the three months ended March 31, 2021, primarily due to increasing volumes of Eargo Neo HiFi hearing aid systems shipped. The increase in revenue was also attributable to a decrease in sales returns as a percentage of systems shipped, which was partially due to continued growth in sales to customers with health insurance coverage as such customers generally have lower return rates. Gross systems shipped during the three months ended March 31, 2021 were 11,704, a 66.5% increase compared to the 7,030 gross systems shipped during the comparable period ended March 31, 2020. The increase in volume was largely driven by a continued expansion in national marketing efforts, growth in customers with health insurance coverage for hearing aids and increasing customer adoption of our telecare model due to the COVID-19 pandemic.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Cost of revenue	$6,297	$4,656	$1,641	35.2%
Gross profit	15,751	8,013	7,738	96.6%
Gross margin	71.4%	63.2%

Cost of revenue increased by $1.6 million, or 35.2%, from $4.7 million during the three months ended March 31, 2020 to $6.3 million during the three months ended March 31, 2021. The change was primarily due to an increase in the volume of Eargo hearing aid systems shipped during the period.

Gross margin increased to 71.4% during the three months ended March 31, 2021, compared to 63.2% for the comparable period in 2020. The change in gross margin percentage was primarily due to a decrease in sales returns as a percentage of systems shipped and a net decrease in cost of goods per product sold.

Research and development (R&D)

	Three months ended March 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Research and development	$4,778	$2,809	$1,969	70.1%

R&D expenses increased by $2.0 million, or 70.1%, from $2.8 million during the three months ended March 31, 2020 to $4.8 million during the three months ended March 31, 2021. The change was primarily due to a net increase of $1.2 million in personnel and personnel-related costs, which includes an increase in stock-based compensation of $0.9 million, and a net increase of $0.6 million in third-party costs related to current and future product development initiatives.

Sales and marketing

	Three months ended March 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Sales and marketing	$16,855	$10,859	$5,996	55.2%

Sales and marketing expenses increased by $6.0 million, or 55.2%, from $10.9 million during the three months ended March 31, 2020 to $16.9 million during the three months ended March 31, 2021. The change was primarily due to increases in personnel and personnel-related costs of $3.3 million and increases in direct marketing, advertising and promotional expenses of $2.7 million. The change in personnel and personnel-related costs was primarily due to increased commissions from increased sales and a net increase in salary-related costs, including an increase of $1.7 million in stock-based compensation.

General and administrative

	Three months ended March 31,		Change
(dollars in thousands)	2021	2020	Amount	%
General and administrative	$7,487	$6,078	$1,409	23.2%

General and administrative expenses increased by $1.4 million, or 23.2%, from $6.1 million during the three months ended March 31, 2020 to $7.5 million during the three months ended March 31, 2021. This change was primarily due to an increase in general corporate, personnel and personnel-related costs of $3.4 million, which was partially offset by a decrease in terminated IPO costs of $1.6 million. The change in personnel and personnel-related costs includes an increase of $1.8 million in stock-based compensation.

Terminated IPO costs consist of deferred offering costs expensed upon termination of our previously planned IPO in March 2020. The offering was terminated primarily because of the uncertainty in the public markets during the onset of the COVID-19 pandemic.

Other income (expense), net

	Three months ended March 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Other income (expense), net	$—	$240	$(240)	(100.0)%

Other income (expense), net during the three months ended March 31, 2021 consisted primarily of adjustments to the fair value of our convertible preferred stock warrant liabilities prior to their reclassification to additional paid in capital upon the closing of our IPO in October 2020. There was no similar expense in the comparable period.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred net losses and negative cash flows from operations. We have funded our operations primarily from the net proceeds received from the sale of our equity securities, indebtedness and revenue from the sale of our products.

In connection with our IPO, we sold an aggregate of 9,029,629 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $148.5 million after deducting underwriting discounts, commissions and offering expenses.

As of March 31, 2021, we had $15.0 million in principal outstanding under the 2018 Loan, which matures in September 2024 with interest-only payments until July 2022. Interest on the 2018 Loan accrues at a per annum rate equal to the Wall Street Journal prime rate plus 1.0%, or 4.25% as of March 31, 2021.

As of March 31, 2021, we had cash and cash equivalents of $201.6 million, which are available to fund operations, and an accumulated deficit of $212.7 million. We believe that our existing cash, cash equivalents and short-term investments, and cash generated from sales of our products, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this filing.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(9,309)	$(9,547)
Net cash used in investing activities	(1,370)	(1,224)
Net cash provided by financing activities	118	7,653
Net decrease in cash	$(10,561)	$(3,118)

Operating activities

During the three months ended March 31, 2021, cash used in operating activities was $9.3 million, attributable to a net loss of $13.6 million and a net change in our net operating assets and liabilities of $2.0 million, partially offset by non-cash charges of $6.3 million. Non-cash charges primarily consisted of $5.1 million in stock-based compensation and $0.7 million in depreciation and amortization expense. The change in our net operating assets and liabilities was primarily due to a $3.0 million decrease in accrued expense and a $1.6 million increase in account receivable, net. These changes were partially offset by a $1.5 million increase in other current liabilities, $0.7 million increase in account payable and $0.6 million decrease in prepaid expenses and other current assets.

During the three months ended March 31, 2020, cash used in operating activities was $9.5 million, attributable to a net loss of $11.7 million, partially offset by non-cash charges of $1.5 million and a net change in our net operating assets and liabilities of $0.7 million. Non-cash charges primarily consisted of $0.6 million in depreciation and amortization expense and $0.5 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $1.1 million increase in account payable and $1.1 million decrease in other assets. These changes were partially offset by a $1.4 million decrease in accrued expense.

Investing activities

During the three months ended March 31, 2021, cash used in investing activities was $1.4 million, which consisted of $1.1 million in capitalized costs related to the development of internal use software and $0.3 million related to the purchase of property and equipment.

During the three months ended March 31, 2020, cash used in investing activities was $1.2 million, which consisted of $1.0 million in capitalized costs related to the development of internal use software and $0.2 million related to the purchase of property and equipment.

Financing activities

During the three months ended March 31, 2021, cash provided by financing activities was $0.1 million from the exercise of stock options.

During the three months ended March 31, 2020, cash provided by financing activities was $7.7 million. This was attributable to $8.8 million in proceeds from the issuance of convertible notes, partially offset by $1.2 million in debt repayments.

Contractual obligations and commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$1,241	$1,074	$167	$—	$—
Debt, principal and interest(2)	$17,662	$646	$3,950	$7,038	$6,028
Total	$18,903	$1,720	$4,117	$7,038	$6,028

(1)

The above table does not include the amendment that we entered into in February 2021 related to our operating lease in Nashville, Tennessee, that reduced our office space to 9,327 square feet and extended the term to March 31, 2023. Payments associated with this operating lease amendment will result in additional operating lease obligations not included in the above table of $0.5 million plus operating expenses.

(2)

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

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions regarding the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of March 31, 2021 and December 31, 2020 consisted of $201.6 million and $212.2 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of March 31, 2021 and December 31, 2020, we had $15.0 million in variable rate debt outstanding. The 2018 Loan matures in September 2024 and has interest-only payments until July 2022. The 2018 Loan accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 1.0% with a floor of 0.0% (4.25% as of March 31, 2021).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, solely as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediations efforts on previously reported material weaknesses

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

We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including the hiring of qualified supervisory resources and technical accounting personnel, the engagement of qualified technical accounting consulting resources and the continued hiring of additional qualified finance department employees.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk factor summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making investment decisions regarding our common stock.

•	We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.
•	We have a history of net losses, and we may not achieve or maintain profitability in the future.
•

A significant portion of our revenue is dependent upon reimbursement from third-party payors. Any material changes to third-party coverage or reimbursement could significantly impact our business and our ability to grow and sell our products.

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

Risk Factors

Our operating and financial results are subject to various risks and uncertainties. You should carefully consider the risks described below, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes, before investing in our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business.

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

In addition, we have experienced recent rapid growth and anticipate further growth, although the COVID-19 pandemic may substantially impact our future growth. For example, our revenue increased from $32.8 million for the year ended December 31, 2019 to $69.2 million for the year ended December 31, 2020 and from $12.7 million for the three months ended March 31, 2020 to $22.0 million for the three months ended March 31, 2021.

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

We have incurred net losses since inception. For the years ended December 31, 2020 and 2019, we incurred net losses of $39.9 million and $44.5 million, respectively, and for the three months ended March 31, 2021 and 2020, we incurred net losses of $13.6 million and $11.7 million, respectively. As a result of our ongoing losses, as of March 31, 2021, we had an accumulated deficit of $212.7 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of the COVID-19 pandemic.

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

A significant portion of our revenue is dependent upon reimbursement from third-party payors. Any material changes to third-party coverage or reimbursement could significantly impact our business and our ability to grow and sell our products.

A significant portion of our revenue depends on payments from third-party payors that we submit claims to on behalf of our customers. If there are decreases in hearing aid benefits offered under these plans, our ability to seek third-party reimbursement could be reduced. Decreases in hearing benefits could lead to changes in the amount these plans will pay for hearing aids, the types of providers these plans allow their members to see for hearing aids, or how often the plans will pay for hearing aids. If we fail to maintain access to existing levels of coverage and reimbursement for our products, our business and operating results could be adversely affected.

We currently submit claims on behalf of customers to a concentrated number of third-party payors under certain benefit plans. Additionally, third-party payors periodically conduct pre- and post-payment reviews, including audits of previously submitted claims, and we are currently experiencing and may experience such reviews and audits of claims in the future. For example, we are currently subject to a routine audit with our largest third-party payor, who accounted for approximately 57% of the Company’s gross accounts receivable as of March 31, 2021. Such reviews and audits of our claims have resulted and could in the future result in significant delays in payment, and could result in material recoupments of previous claims paid or denials of pending or future claims, which could impact our ability to recognize revenue, reduce our net sales and profitability, or result in the loss of our ability to submit claims to certain third-party payors for payment.

We expect to continue to focus substantial resources on both securing existing third-party reimbursement and increasing coverage and reimbursement for our current products and any future products we may develop. We may never achieve sufficient additional third-party reimbursement to meaningfully expand our access to insurance coverage. We cannot predict whether, under what circumstances, or at what payment levels third-party payors will cover and reimburse our products. If we fail to establish and maintain broad adoption of our products or fail to further penetrate the insurance and managed care markets for our products, our ability to generate revenue could be harmed and our prospects and our business could suffer. To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. We may not obtain international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

We depend on sales of our hearing aids for our revenue. Demand for our hearing aids may not increase as rapidly as we anticipate due to a variety of factors, including a weakness in general economic conditions or competitive pressures.

We expect that revenue from sales of our hearing aids will continue to account for our revenue for the foreseeable future. Continued and widespread market acceptance of hearing aids by consumers is critical to our future success. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, interest rates, inflation rates, consumer confidence and consumer perception of economic conditions, which have been adversely affected by the COVID-19 pandemic and may continue to be materially adversely affected by the COVID-19 pandemic. Hearing aids are often paid for directly by the consumer and, as a result, demand can vary significantly depending on economic growth. A general slowdown in the U.S. economy and international economies into which we may expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a reduction in consumer spending on elective or higher value products, or a reduction in demand for hearing aids generally, each of which would have an adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling hearing loss technologies. In such circumstances, consumers may opt to purchase less expensive hearing loss technologies. If there is a reduction in consumer demand for hearing aids generally, if consumers choose to use a competitive product rather than our hearing aids or if the average selling price of our hearing aids declines as a result of economic conditions, including employment levels and inflation, competitive pressures or any other reason, these factors could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in adapting our production and cost structure to the market environment, we may experience further adverse effects that may be material to our business, financial condition and results of operations.

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

In addition to these manufacturer competitors, Costco sells multiple brands of hearing aids, including those of the traditional manufacturers and Costco’s own white-label Kirkland Signature brand of hearing aid, at prices ranging from approximately $1,400 to $2,899 per pair. We estimate that during 2019, Costco dispensed approximately 14% of the hearing aids distributed in the United States, which percentage is expected to increase going forward. The United States Department of Veterans Affairs (the “VA”) is also a significant provider of hearing aids and provides hearing aids at no charge to its patients. We estimate that, in 2019, the VA dispensed approximately 19% of the hearing aids distributed in the United States. Our products are not distributed by Costco, or on contract or currently eligible to be distributed by the VA.

We also face competition from companies that introduce new technologies, including consumer electronics companies that sell direct to consumers. For example, in May 2018, the United States Food and Drug Administration (the “FDA”) granted marketing clearance to Bose Corporation for a “self-fitting air-conduction hearing aid.” The Bose self-fitting hearing aid was cleared under the FDA’s de novo premarket review pathway with the intended use to amplify sound for individuals 18 years of age or older with perceived mild to moderate hearing impairment, with no pre-programming or hearing test necessary. We view our consumer-first model as a competitive advantage, and competitors, including Bose or other consumer electronics companies, that sell hearing aids directly to consumers may erode that advantage. Please see the risk factor below titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

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

Eargo’s customer return accrual rates were approximately 23.2% in the first quarter of 2021. Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they increase, our net revenue may decrease or grow more slowly than we anticipate, and our business, financial condition and results of operations could be adversely affected.

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

The regulatory landscape for hearing aid devices has been subject to recent changes that may alter or increase our requirements for regulatory compliance. The FDA Reauthorization Act of 2017 (“FDARA”) created a new category of over-the-counter (“OTC”) hearing aids that are intended to be available through in-person transactions, by mail or online without the involvement of a licensed practitioner. Under the statute, the FDA is required to issue regulations to implement the new framework. The language in FDARA is not self-implementing, which means that the conditions for sale for the OTC hearing aid category do not exist until the effective date of a published final regulation. Despite the deadline in FDARA for the FDA to issue proposed regulations by August 18, 2020, the FDA has not yet issued a notice of proposed rulemaking or indicated how it will implement the new OTC hearing aid pathway. We market the Eargo system devices as Class I or Class II exempt air-conduction hearing aids under existing regulations and are not dependent on the FDA’s issuance of OTC hearing aid regulations for the marketing of our products. However, our devices may become subject to additional requirements in connection with such regulations in the future.

In addition, in May 2018, the FDA granted a de novo classification request from Bose for a direct-to-consumer “self-fitting air-conduction hearing aid,” and effective October 28, 2019, the FDA published 21 CFR 874.3325, establishing the product classification for the self-fitting air conduction hearing aid as a Class II hearing aid with special controls subject to 510(k) premarket review. We do not consider our devices to be “self-fitting” hearing aids similar to the recently cleared Bose device, but the FDA could disagree. Further, while we expect our products to continue to be regulated as Class I or Class II exempt devices, our products could in the future be deemed to fall under the definition of a “self-fitting air-conduction hearing aid” or an OTC hearing aid, in which case we could be required to seek 510(k) clearance for our products or otherwise comply with additional regulatory requirements associated with these new pathways. In such case, the FDA may require us to remove our devices from the market while we seek FDA clearance. In addition, even if our current products remain Class I or Class II exempt devices, it is possible that any future products we may develop could fail to meet the requisite criteria for similar regulation and could be subject to more stringent requirements and premarket review, increasing our costs for regulatory compliance.

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

The manufacture of our products is complex and requires the integration of a number of components from several sources of supply. Our contract manufacturers must manufacture and assemble these complex products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our hearing aids require significant expertise to manufacture, and our contract manufacturers may encounter difficulties in scaling up production of the hearing aids, including problems with quality control and assurance, component supply shortages, including any semiconductor components, increased costs, shortages of qualified personnel, the long lead time required to develop additional facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. There can be no assurance that manufacturing or quality control problems will not arise in connection with the scale-up of the manufacture of our products. If we are unable to obtain a sufficient supply of product, maintain control over product quality and cost or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. Conversely, if demand for our products decreases, we may have excess inventory, which could result in inventory write-offs that would have a material adverse effect on our business, financial condition and results of operations. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our contract manufacturers’ facilities, lead to regulatory fines or halt or discontinue manufacturing indefinitely. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

We rely on the timely supply of components and parts and could suffer if suppliers fail to meet their delivery obligations, raise prices or cease to supply us with components or parts.

We rely on a limited number of critical suppliers for many of the components that are used in the manufacture of our products, including for batteries, integrated circuits, microphones and receivers. This reliance on third parties adds additional risks to the manufacturing process that are beyond our control. For example, the occurrence of epidemics or pandemics, such as the COVID-19 pandemic, may cause one or more of our suppliers to close or reduce the scope of their operations either temporarily or permanently. In addition, many of these suppliers also provide components and products to our competitors. The industry’s reliance on a limited number of key components and product suppliers subjects us to the risk that in the event of an increase in demand, our suppliers may fail to provide supplies to us in a timely manner while they continue to supply our competitors, many of which have greater purchasing power than us, or seek to supply components to us at a higher cost. The failure of our suppliers to deliver components or products in a timely fashion could have disruptive effects on our ability to produce our products in a timely manner, or we may be required to find new suppliers at an increased cost. Furthermore, we generally do not enter into long-term commitment contracts with our suppliers, but rather enter into framework agreements as a basis for individual orders. The terms of such framework agreements are typically up to two years and in most cases do not contain any firm purchase commitments. We can make no assurance that we will be able to renew such supply agreements. If we are unable to renew supply agreements, our access to key components could be reduced, which could harm our business. Additionally, our reputation and the quality of our products are in part dependent on the quality of the components that we source from third-party suppliers. If we are unable to control the quality of the components supplied to us or to address known quality problems in a timely manner, our reputation in the market may be damaged and sales of our products may suffer. As a result, we may experience a material adverse effect on our business, financial condition and results of operations.

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

Our products may not perform as well in day-to-day use as we or our customers expect. Although we designed our Eargo hearing aids to provide high quality audio, we have collected limited data comparing our products to competitive devices. In October 2019, we conducted a series of comparative electroacoustic benchmarking tests (the “Bench Study”) to compare our Eargo Neo hearing aid with hearing aids from three major manufacturers. While each of the devices tested in the Bench Study, including our Eargo Neo hearing aid, met or exceeded the identified benchmarks for appropriate levels of sound quality and amplification to improve speech audibility, the design, methodology and results of the Bench Study have not been subject to external review and may not be reliable or replicable indicators of the general performance of our Eargo Neo hearing aid or the other manufacturers’ hearing aids that were the subject of the Bench Study. Further, the benchmarks for appropriate levels of sound quality and amplification that we identified in the Bench Study may not be appropriate proxies for hearing aid performance or reflect the real-world performance of any tested device. Future studies, including our internal studies or those of our competitors or other third parties, may not yield the results that we expect to obtain and may not demonstrate that our products are superior to, or may demonstrate that our products are inferior to, existing or future products with regard to functional or economic measures. These study results may be published in medical journals or other publications, or by our competitors and result in adverse publicity for our products. The performance of our Eargo hearing aids may not live up to customer expectations, and our brand, reputation, customer satisfaction, return rates and sales may be adversely affected as a result.

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

We market our hearing aids through a mix of digital and traditional marketing channels. These include paid search, digital display advertising, email marketing, affiliate marketing, direct response television, national reach television, direct mail and select print and radio advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new customers and increase awareness of our products. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition or fully understand or estimate the conditions and behaviors that drive consumer behavior. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our marketing efforts will result in increased sales of our products.

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

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. The COVID-19 pandemic may negatively impact our operations and revenues and overall financial condition by harming the ability or willingness of customers to pay for our products due to macro-economic conditions resulting from the pandemic or the operations of manufacturers, suppliers and other third parties with which we do business. These challenges will likely continue for the duration of the pandemic, which is uncertain, and the macro-economic effects of the pandemic will likely continue far beyond the duration of the pandemic.

Over the last year, numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, orders requiring non-essential businesses to remain closed, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. The pandemic and such restrictions have resulted in a majority of our employees working remotely, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other potential disruptions may include delays in processing registrations or approvals by applicable state or federal regulatory bodies; delays in product development efforts; disruptions to our supply chain; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Eargo systems. In addition, even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 are lifted, we may continue to experience disruptions to our business. The ultimate impact of COVID-19 on our business, financial conditions, results of operations and growth depends on many factors and future developments beyond our control, which are highly uncertain and difficult to predict, including: the duration of the pandemic, a potential resurgence, the impact of variants, the roll-out and availability of effective vaccines against COVID-19 to the general population, the pace of recovery when the COVID-19 pandemic subsides, and the severity and duration of the global economic downturn that results from the ongoing pandemic.

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

We provide product guarantees to our customers, both as a result of contractual and legal provisions and for marketing purposes. We allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is currently two years for Neo HiFi and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of March 31, 2021, we had provisions of $3.0 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

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

In June 2018, we entered into the 2018 Loan, as amended in January 2019, May 2020 and in September 2020, with Silicon Valley Bank. We borrowed $15.0 million upon the closing of the September 2020 amendment, a portion of which was used to repay in full the outstanding principal amount of the previously funded term loan. As of March 31, 2021, $15.0 million in aggregate principal amount was outstanding under the term loan facility. The 2018 Loan has a maturity date of September 1, 2024. The 2018 Loan contains various covenants that limit our ability to engage in specified types of transactions without Silicon Valley Bank’s prior consent. These covenants limit our ability to, among other things:

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

We expect we will need to increase the size and scope of our organization, and we may experience difficulties in managing growth. A deterioration in our relationships with our employees could have an adverse impact on our business.

We expect to expand our managerial, operational, finance and other resources in order to manage our operations and continue our research and development activities. We anticipate having international operations, which would subject us to the legal, political, regulatory and social requirements and economic conditions of these jurisdictions, and create a variety of potential operational challenges due to a variety of international factors, including local labor laws and regulations and managing a geographically dispersed workforce. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We do not expect to become profitable in the near future, may never achieve profitability, and have incurred substantial net operating losses (“NOLs”) during our history. Unused NOLs will carry forward to offset a portion of future taxable income, if any, until such unused NOLs expire, if ever. Federal NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such federal NOLs is limited to 80 percent of taxable income for taxable years beginning after December 31, 2020. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its prechange NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We believe we have experienced more than one ownership change in the past, and we may experience additional ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks relating to intellectual property and legal and regulatory matters

Our success depends in part on our proprietary technology, and if we are unable to obtain, maintain or successfully enforce our intellectual property rights, the commercial value of our products and services will be adversely affected and our competitive position may be harmed.

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of March 31, 2021, we had 22 issued U.S. patents, 16 patents outside the United States, 4 pending U.S. patent applications and 10 pending foreign patent applications.

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

We may in the future become involved in lawsuits to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. If we initiate legal proceedings against a third party to enforce a patent covering a product, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office (“USPTO”) or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our products, or any future products that we may develop.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board (“PTAB”) provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

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

While the various agencies that enforce the European Union’s (“EU”) Medical Device Directive, the Japanese Ministry of Health, Labor and Welfare and the FDA are the regulatory bodies affecting us most prominently, there are numerous other regulatory schemes at the international, national and sub-national levels to which we are subject. These regulations can be burdensome and subject to change on short notice, exposing us to the risk of increased costs and business disruption, and regulatory premarket clearance or approval requirements may affect or delay our ability to market our new products. We cannot guarantee that we will be able to obtain marketing clearance or approval for our new products, or enhancements or modifications to existing products. If we do, such clearance or approval may take a significant amount of time and require the expenditure of substantial resources. Further, such clearance or approval may involve stringent testing procedures, modifications, repairs or replacements of our products and could result in limitations on the proposed uses of our products. Regulatory authorities and legislators have been recently increasing their scrutiny of the healthcare industry, and there are ongoing regulatory efforts to reduce healthcare costs that may intensify in the future. Our business is also sensitive to any changes in tort and product liability laws.

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

The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the FDA’s current good manufacturing practices for devices, as reflected in the Quality System Regulation (“QSR”), establishment registration and device listing, reporting of adverse events, and truthful, non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the premarket notification process set forth in Section 510(k) of the FDCA.

The FDA has classified air-conduction hearing aids as Class I and Class II devices exempt from premarket review procedures, and although we comply with applicable Class I and Class II medical device requirements, none of our devices have been reviewed by the FDA. Moreover, because the FDA has stated that it does not intend to enforce the medical evaluation requirements for dispensation of Class I or Class II air-conduction hearing aids to individuals 18 years of age and older, our devices are available directly to consumers without the medical evaluation of a licensed practitioner. If our current or future products become subject to the pending OTC hearing aid pathway, are deemed to be Class II “self-fitting air-conduction hearing aids,” or are otherwise required to undergo premarket review, we may be required to first receive clearance under Section 510(k) of the FDCA or approval of a premarket approval (“PMA”) application from the FDA. If this were to occur for our currently marketed devices, the FDA could require us to remove our products from the market until we receive applicable regulatory clearance or approval, which would significantly impact our business.

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

Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care and expand access to healthcare, among other purposes. For example, the implementation of the Affordable Care Act has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. Other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted, which included, among other things, reductions to Medicare payments to providers of 2% per fiscal year. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2021, and extended the sequester by one year, through 2030. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments which began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Future legislation and regulations may result in decreased coverage and reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged and market demand for medical devices. This could harm our ability to market and generate sales from our products.

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

The methods used in, and the facilities used for, the manufacture of our hearing aid devices must comply with the FDA’s QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors, and such inspections can result in warning letters, untitled letters and other regulatory communications and adverse publicity. Our hearing aid devices are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

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

•

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•

the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and similar regulations in other countries, which prohibit, among other things, companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof and require companies to keep books and records that accurately and fairly reflect the transactions of the company and to maintain an adequate system of internal accounting controls;

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

Foreign laws and regulations in this regard may vary greatly from country to country. For example, the advertising and promotion of our products in the European Economic Area (the “EEA”) would be subject to EEA Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. We are also subject to healthcare fraud and abuse regulation and enforcement by the countries in which we conduct our business. These healthcare laws and regulations vary significantly from country to country.

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

One method we employ to acquire visitors via organic search is commonly known as search engine optimization (“SEO”). SEO involves developing our website in a way that enables the website to rank high for search queries for which our website’s content may be relevant. We also rely heavily on favorable recommendations from our existing customers to help drive traffic to our website. If our website is listed less prominently or fails to appear in search result listings for any reason, it is likely that we will attract fewer visitors to our website, which could adversely affect our revenue.

Risks relating to our common stock

We are an “emerging growth company,” and the reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our IPO, (ii) the first fiscal year after our annual gross revenue exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

We incur significantly increased costs and are subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the SEC and the exchange our securities are listed on. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action and potentially civil litigation.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we fail to remediate identified material weaknesses or identity additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

In connection with the preparation of our financial statements in connection with our IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions. We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including the hiring of qualified supervisory resources and technical accounting personnel, the engagement of qualified technical accounting consulting resources and the continued hiring of additional qualified finance department employees.

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

As of March 31, 2021, we had cash and cash equivalents of $201.6 million. Our expected future capital requirements may depend on many factors including the expansion of our product portfolio and the timing and extent of spend on the development of our technology to increase our product offerings. As a result, we may need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings.

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

As of March 31, 2021, based on public filings, our current executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 66% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We have a total of 38,298,068 shares of common stock outstanding as of March 31, 2021.

The holders of approximately 28.2 million shares of our common stock, or approximately 74% of our total outstanding common stock as of March 31, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

General risk factors

Engaging in acquisitions or strategic partnerships may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

As part of our business strategy, we may acquire companies or businesses, enter into strategic partnerships and joint ventures and make investments to further our business. Risks associated with these transactions include the following, any of which could adversely affect our revenue, gross margin, profitability, cash flows and financial condition:

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

•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs; and

•	causing us to become subject to additional laws and regulations.

In addition, in connection with these acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition or partnership opportunities, and even if we do locate such opportunities we may not be able to successfully bid for or obtain them due to competitive factors or lack of sufficient resources. This inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

In the ordinary course of our business, we collect and store sensitive data, including protected health information (“PHI”), personally identifiable information (“PII”), intellectual property and proprietary business information owned or controlled by ourselves or our customers, third-party payors and other parties. We also collect and store sensitive data of our employees and contractors. We manage and maintain our applications and data utilizing cloud-based data centers for PII. We utilize external security and infrastructure vendors to manage parts of our data centers.

As our operations and business grow, we are and may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA establishes, among other things, privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information by covered entities, such as health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of protected health information. HIPAA requires covered entities and their business associates to develop and maintain certain policies and procedures with respect to individually identifiable health information that is used or disclosed. Further, in the event of a breach of unsecured protected health information, HIPAA requires covered entities to notify each individual whose protected health information is breached as well as federal regulators and in some cases, the media. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable privacy and security standards, we could face civil and criminal penalties. The U.S. Department of Health and Human Services (“HHS”), has the discretion to impose penalties without attempting to resolve violations through informal means. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources, each of which could have a material adverse effect on our business financial condition, results of operations or prospects.

In addition, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We expect in the future to become subject to the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Further, from January 1, 2021, companies have to comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. While we continue to address the implications of the recent changes to European data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we must devote significant resources to understanding and complying with this changing landscape.

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

We are subject to the FCPA and similar regulations in other countries, as well as other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Certain suppliers of our product components are located in countries known to experience corruption. Business activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors or agents that could be in violation of various laws, including the FCPA and anti-bribery laws in these countries, even though these parties are not always subject to our control. While we have implemented policies and procedures designed to discourage these practices by our employees, consultants and agents and to identify and address potentially impermissible transactions under such laws and regulations, we cannot assure you that all of our employees, consultants and agents will not take actions in violation of our policies, for which we may be ultimately responsible.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 15, 2020, our registration statement on Form S-1, as amended (Registration No. 333-249075), for our IPO was declared effective by the SEC. There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 19, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Form	Dated	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	10/20/2020	3.1
3.2	Amended and Restated Bylaws	8-K	10/20/2020	3.2
10.1	First Amendment to Lease, dated February 19. 2021, by and between Eargo, Inc. and SEV 8th and Division, LLC.†

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eargo, Inc.

Date: May 12, 2021	By:	/s/ Christian Gormsen
Christian Gormsen
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial and Accounting Officer)