Form 10-Q
period 2021-06-30
Eargo, Inc.
filed 2021-08-12
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39616

Eargo, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3879805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 Technology Drive, 6th Floor San Jose, California 95110	95110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 351-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EAR	The Nasdaq Stock Market LLC

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

As of August 6, 2021, the registrant had 39,160,387 shares of common stock, par value $0.0001 outstanding.

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
•

our expectations regarding the potential market size and size of the potential consumer populations for our products and any future products, including our ability to maintain or increase insurance coverage of Eargo hearing aids as well as the outcomes of third-party payor audits;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Eargo, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$179,354	$212,185
Accounts receivable, net	15,361	3,793
Inventories	3,202	2,739
Prepaid expenses and other current assets	2,906	3,740
Total current assets	200,823	222,457
Operating lease right-of-use assets	959	1,079
Property and equipment, net	9,804	8,034
Intangible assets, net	1,990	—
Goodwill	873	—
Other assets	1,086	1,062
Total assets	$215,535	$232,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,764	$6,020
Accrued expenses	14,429	13,909
Other current liabilities	2,286	2,448
Deferred revenue, current portion	69	311
Lease liability, current portion	824	1,030
Total current liabilities	24,372	23,718
Lease liability, noncurrent portion	209	166
Long-term debt, noncurrent portion	15,045	14,837
Total liabilities	39,626	38,721
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.0001 par value; 110,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 39,141,571 and 38,246,601 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	407,906	392,965
Accumulated deficit	(232,001)	(199,058)
Total stockholders’ equity	175,909	193,911
Total liabilities and stockholders’ equity	$215,535	$232,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue, net	$22,883	$15,921	$44,931	$28,590
Cost of revenue	6,462	5,205	12,759	9,861
Gross profit	16,421	10,716	32,172	18,729
Operating expenses:
Research and development	5,148	2,208	9,926	5,017
Sales and marketing	21,903	10,828	38,758	21,687
General and administrative	8,432	3,257	15,919	9,335
Total operating expenses	35,483	16,293	64,603	36,039
Loss from operations	(19,062)	(5,577)	(32,431)	(17,310)
Other income (expense), net:
Interest income	6	2	17	23
Interest expense	(266)	(877)	(529)	(1,143)
Other income (expense), net	—	(140)	—	100
Total other income (expense), net	(260)	(1,015)	(512)	(1,020)
Loss before income taxes	(19,322)	(6,592)	(32,943)	(18,330)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(19,322)	$(6,592)	$(32,943)	$(18,330)
Net loss attributable to common stockholders, basic and diluted	$(19,322)	$(6,592)	$(32,943)	$(18,330)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(23.66)	$(0.85)	$(67.04)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,806,861	278,614	38,546,557	273,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance December 31, 2020	—	$—	38,246,601	$4	$392,965	$(199,058)	$193,911
Stock-based compensation	—	—	—	—	5,449	—	5,449
Exercise of stock options	—	—	51,467	—	118	—	118
Net loss and comprehensive loss	—	—	—	—	—	(13,621)	(13,621)
Balance March 31, 2021	—	—	38,298,068	4	398,532	(212,679)	185,857
Stock-based compensation	—	—	—	—	5,519	—	5,519
Exercise of stock options and release of restricted stock units	—	—	668,760	—	1,181	—	1,181
Issuance of common stock in connection with employee stock purchase plan	—	—	174,743	—	2,674	—	2,674
Net loss and comprehensive loss	—	—	—	—	—	(19,322)	(19,322)
Balance June 30, 2021	—	$—	39,141,571	$4	$407,906	$(232,001)	$175,909

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance December 31, 2019	11,825,812	$152,880	265,943	$—	$3,100	$(159,203)	$(156,103)
Stock-based compensation	—	—	—	—	525	—	525
Exercise of stock options	—	—	4,188	—	8	—	8
Net loss and comprehensive loss	—	—	—	—	—	(11,738)	(11,738)
Balance March 31, 2020	11,825,812	152,880	270,131	—	3,633	(170,941)	(167,308)
Stock-based compensation	—	—	—	—	471	—	471
Exercise of stock options	—	—	10,335	—	17	—	17
Net loss and comprehensive loss	—	—	—	—	—	(6,592)	(6,592)
Balance June 30, 2020	11,825,812	$152,880	280,466	$—	$4,121	$(177,533)	$(173,412)

Eargo, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2021	2020
Operating activities:
Net loss	$(32,943)	$(18,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,424	1,145
Stock-based compensation	10,372	996
Non-cash interest expense and amortization of debt discount	208	969
Non-cash operating lease expense	554	553
Bad debt expense	594	—
Change in fair value of financial instruments	—	(102)
Changes in operating assets and liabilities:
Accounts receivable	(12,162)	(911)
Inventories	(463)	(159)
Prepaid expenses and other current assets	834	(71)
Other assets	(24)	1,007
Accounts payable	942	(1)
Accrued expenses	259	(583)
Other current liabilities	(162)	254
Deferred revenue	(242)	(43)
Operating lease liabilities	(597)	(581)
Other liabilities	—	(127)
Net cash used in operating activities	(31,406)	(15,984)
Investing activities:
Purchases of property and equipment	(546)	(307)
Capitalized software development costs	(2,418)	(1,868)
Cash paid for acquisition of business	(2,434)	—
Net cash used in investing activities	(5,398)	(2,175)
Financing activities:
Proceeds from stock options exercised	1,299	26
Proceeds from employee stock purchase plan purchases	2,674	—
Proceeds from issuance of convertible notes, net of issuance costs	—	10,053
Proceeds from PPP loan	—	4,574
Debt repayments	—	(1,600)
Net cash provided by financing activities	3,973	13,053
Net decrease in cash and cash equivalents and restricted cash	(32,831)	(5,106)
Cash and cash equivalents and restricted cash at beginning of period	212,185	13,384
Cash and cash equivalents and restricted cash at end of period	$179,354	$8,278
Supplemental disclosure of cash flow information:
Cash paid for taxes	$322	$—
Cash paid for interest	$340	$174
Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$—	$2,392
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$26	$247
Stock-based compensation included in capitalized software costs	$596	$—
Convertible preferred stock issuance costs included in accounts payable	$600	$97
Acquisition liability in accrued liabilities	$429	$—
Derivative liability in connection with issuance of convertible promissory notes on issuance	$—	$2,879

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of June 30, 2021, the Company had cash and cash equivalents of $179.4 million and an accumulated deficit of $232.0 million.

The Company believes that its existing cash and cash equivalents as of June 30, 2021 will be sufficient for the Company to continue as a going concern for at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities and the timing and cost of establishing additional sales and marketing capabilities.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting of Eargo, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, allowance for sales returns, the fair value of lease liabilities, the fair value of equity securities, the fair value of financial instruments, the allowance for doubtful accounts, the net realizable value of inventory, the fair value of assets acquired in a business combination, the useful lives of long-lived assets, accrued product warranty reserve, certain other accruals and recoverability of the Company’s net deferred tax assets and the related valuation allowance. Management periodically evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Significant accounting policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K, except as discussed below.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of June 30, 2021, the Company has not experienced any losses on its deposit accounts and money market accounts. As of June 30, 2021, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Approximately 80% and 45% of the Company’s gross accounts receivable as of June 30, 2021 and December 31, 2020, respectively, were related to reimbursement claims submitted to an insurance company that is the Company’s largest third-party payor. The increase in gross accounts receivable as of June 30, 2021 was primarily due to a claims audit currently in process by such third-party payor, during which claims submitted since March 1, 2021 have not been paid.

Accounts receivable, net

Accounts receivable represents amounts due from third-party institutions for credit card and debit card transactions and trade accounts receivable. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of June 30, 2021 and December 31, 2020, the Company recorded an allowance for doubtful accounts of $1.9 million and $1.9 million, respectively. The allowance for doubtful accounts charges are recorded as a component of general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Goodwill, Finite-Lived Acquired Intangible Assets, and Impairment

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. At least annually, in the fourth quarter of each Fiscal Year, or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. Impairment testing is performed at the reporting unit level.

The Company’s intangible assets consist of intangible assets acquired in a business combination. These assets are amortized using the straight-line method over their estimated useful lives ranging from one to four years reflecting the period in which the economic benefits of the assets are expected to be realized.

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

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment. Revenue for services (extended warranty) is recognized over time on a ratable basis over the warranty period. The Company does not have material contract liabilities as of June 30, 2021 and December 31, 2020.

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

Recent accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company will no longer qualify as an emerging growth company as of December 31, 2021, and will first present the application of this standard in its annual financial statements for the year ended December 31, 2021. This new standard must be adopted using a modified retrospective approach, with certain exceptions. While the Company has not yet quantified the impact to its condensed consolidated financial statements, the adoption of this standard is expected to change accounts receivable, net relative to such amounts reported prior to adoption.

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

3. Fair value measurements

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of June 30, 2021 or December 31, 2020.

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

4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	June 30,	December 31,
	2021	2020
	(in thousands)
Raw materials	$1,574	$853
Finished goods	1,628	1,886
Total inventories	$3,202	$2,739

Property and equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Capitalized software	$9,574	$6,744
Tools and lab equipment	4,790	4,426
Furniture and fixtures	906	906
Leasehold improvements	757	757
Computer and equipment	288	288
	16,315	13,121
Less accumulated depreciation and amortization	(6,511)	(5,087)
Total property and equipment, net	$9,804	$8,034

Depreciation and amortization for the three months ended June 30, 2021 and 2020 amounted to $0.7 million and $0.6 million, respectively, which includes amortization of capitalized software costs of $0.2 million and $0.2 million, respectively. Depreciation and amortization for the six months ended June 30, 2021 and 2020 amounted to $1.4 million and $1.1 million, respectively, which includes amortization of capitalized software costs of $0.5 million and $0.4 million, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Allowance for sales returns	$3,847	$4,326
Accrued compensation	4,485	5,861
Accrued vendor costs	1,567	751
Refunds due to customers	471	581
Accrued warranty reserve	3,630	2,390
Other accruals	429	—
Total accrued expenses	$14,429	$13,909

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Six months ended June 30,
	2021	2020
	(in thousands)
Accrued warranty reserve, beginning balance	$2,390	$450
Charged to cost of revenue	1,837	1,601
Utilization of accrued warranty reserve	(597)	(696)
Accrued warranty reserve, ending balance	$3,630	$1,355

5. Acquisitions

In June 2021, the Company completed the purchase of certain web-based hearing screening technology assets (“Clementine”), which was accounted for as a business combination. Clementine offers remote audiology solutions and self-administered hearing screen technology to consumers across digital and in-person settings with an online tool. The Company believes that integrating this technology with the Company’s telecare infrastructure will further advance the Company’s core mission of making it easier for consumers to assess their hearing, consult with hearing professionals, and purchase Eargo hearing devices in the most seamless and convenient way possible.

The table below presents the preliminary purchase price allocation for the acquisition as of June 30, 2021 and reflects preliminary fair value estimates and analyses, including preliminary work performed by a third-party valuation specialist, which are subject to change within the measurement period as the valuation is finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of intangible assets acquired and residual goodwill. The Company expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

(in thousands)
Goodwill	$873
Amortizable intangible assets	1,990
Total fair value of consideration	$2,863

6. Commitments and contingencies

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

As of June 30, 2021, the Company recorded an aggregate ROU asset of $1.0 million and an aggregate lease liability of $1.0 million in the accompanying condensed consolidated balance sheet. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 7.1%. The weighted-average remaining lease term is 1.1 years.

For the three and six months ended June 30, 2021, the Company incurred $0.3 million and $0.6 million of operating lease costs. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the three and six months ended June 30, 2021.

As of June 30, 2021, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Operating leases
(in thousands)
Remainder of 2021	$610
2022	401
2023	59
Total minimum future lease payments	1,070
Present value adjustment for minimum lease commitments	(37)
Total lease liability	$1,033

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

7. Debt obligations

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

The term loan under the Third Amendment matures in September 2024 with interest-only monthly payments until January 2022, which was extended to July 2022 upon the completion of the Company’s initial public offering (“IPO”) in October 2020. The term loan accrues interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.0% (4.25% as of June 30, 2021) and includes a final payment fee equal to 6.25% of the original aggregate principal amount. In connection with the execution of the Third Amendment, the Company issued Silicon Valley Bank a warrant to purchase 53,487 shares of Series E convertible preferred stock. The amendment was accounted for as a modification.

Borrowings under the Third Amendment are collateralized by substantially all the assets of the Company, excluding intellectual property (but including rights to payment and proceeds thereof). The Third Amendment contains customary affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but do not include any financial covenants. The Company was in compliance with all of the covenants as of June 30, 2021.

As of June 30, 2021, outstanding principal on the term loan and accrual for the final payment fee amounted to $15.3 million. During the six months ended June 30, 2021 and 2020, the Company recognized interest expense related to the term loans of $0.5 million and $0.3 million, respectively, which is inclusive of amortization of debt discount. The effective interest rate was 7.12% as of June 30, 2021.

8. Stock-based compensation

Total stock-based compensation is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$113	$4	$299	$8
Research and development	1,100	91	2,167	255
Sales and marketing	1,899	126	3,754	250
General and administrative	2,129	250	4,152	483
Total stock-based compensation	$5,241	$471	$10,372	$996

Stock-based compensation costs capitalized as part of capitalized software costs was $0.3 and $0.6 million during the three and six months ended June 30, 2021, respectively. No such costs were capitalized during the three and six months ended June 30, 2020.

Equity incentive plans

As of June 30, 2021, 5,387,345 shares of common stock are issuable upon the exercise of outstanding awards under the 2010 Equity Incentive Plan. As of June 30, 2021, the Company had reserved 6,888,605 shares of common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”), of which 6,160,577 are available for issuance in connection with grants of future awards.

Stock options

Stock option activity for the six months ended June 30, 2021 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2020	6,468,844	$2.78	8.77	$271,944
Grants	275,875	52.18
Exercises	(707,077)	1.88
Cancelled/forfeited	(347,106)	10.40
Balance June 30, 2021	5,690,536	$4.82	8.49	$202,502
Vested and exercisable at June 30, 2021	1,738,369	$2.64	7.65	$64,943

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021 and 2020 were $27.53 and $5.63 per share, respectively.

The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock.

As of June 30, 2021, total unrecognized stock-based compensation related to outstanding unvested stock options was $17.1 million, which the Company expects to recognize over a remaining weighted-average period of approximately 2.8 years.

The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Six months ended June 30,
Valuation assumptions:	2021	2020
Expected volatility	54.2%-57.2%	59.6%-60.1%
Expected term	5.8-6.7 years	5.8-6.1 years
Risk-free interest rate	0.62%-1.09%	1.18%-1.20%
Dividend yield	—	—

Restricted stock units

Restricted stock units (“RSUs”) granted under the 2020 Plan are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. RSUs cannot be transferred, and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the release of the vesting restrictions. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

RSU activity for the six months ended June 30, 2021 is set forth below:

	Number of shares	Weighted average grant date fair value per share
Balance December 31, 2020	8,270	$50.70
RSUs granted	392,540	50.27
RSUs vested	(13,150)	54.60
RSUs forfeited	(55,914)	51.82
Balance June 30, 2021	331,746	$49.84

As of June 30, 2021, total unrecognized stock-based compensation related to unvested RSUs was $15.9 million, which the Company expects to recognize over a remaining weighted-average period of approximately 3.8 years.

Performance-based restricted stock units

In June 2021, the Company granted 80,000 RSUs with performance-based vesting conditions primarily related to sales targets that must be met by December 31, 2022 for the awards to vest. The vesting conditions were deemed probable as of June 30, 2021. The grant date fair value of the awards was $3.0 million. None of these awards have vested or were forfeited as of June 30, 2021.

Employee Stock Purchase Plan (ESPP)

In October 2020, the Board of Directors and stockholders adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). As of June 30, 2021, the Company reserved 1,109,239 shares of common stock for issuance under the ESPP, of which 934,496 are available for future issuance. The ESPP provides for consecutive, overlapping 24-month offering periods, which are generally divided into four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year, with exception of the first offering period which commenced on October 16, 2020, the first trading day after the effective date of the Company’s registration statement, and will end on November 15, 2022. Contributions under the ESPP are generally limited to a maximum of 15% of an employee’s eligible compensation.

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

The Company recorded $2.7 million and $6.1 million of stock-based compensation related to the ESPP for the three and six months ended June 30, 2021. 174,743 shares were issued under the ESPP during the six months ended June 30, 2021. The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions:

Six months ended
Valuation assumptions:	June 30, 2021
Expected volatility	43.9%-57.3%
Expected term	0.5-2.0 years
Risk-free interest rate	0.04%-0.16%
Dividend yield	—

The first offering period of the ESPP had not commenced as of June 30, 2020.

As of June 30, 2021, total unrecognized stock-based compensation related to ESPP was $11.4 million, which the Company expects to recognize over a remaining weighted-average period of approximately 1.4 years.

9. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Convertible preferred stock	—	13,710,242	—	13,710,242
Common stock options issued and outstanding	5,690,536	3,377,810	5,690,536	3,377,810
Restricted stock units	411,746	—	411,746	—
Shares issuable pursuant to ESPP	41,708	—	41,708	—
Convertible preferred stock warrants	—	73,913	—	73,913
Total	6,143,990	17,161,965	6,143,990	17,161,965

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and for a full understanding of Eargo’s results of operations and financial condition, in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2020 contained in the Company’s Form 10-K filed on March 16, 2021. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this item, including statements regarding factors affecting our business, third-party insurance audits, trends and uncertainties, are forward-looking statements. As a result of many factors, including those factors set forth in the “Risk factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We believe that our differentiated hearing aids, consumer-oriented approach and strong brand have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 78 thousand Eargo hearing aid systems sold, net of returns, as of June 30, 2021.

On October 20, 2020, we completed our IPO pursuant to which we sold an aggregate of 9,029,629 shares of our common stock resulting in net proceeds of $148.5 million after deducting underwriting discounts, commissions and offering expenses.

For the three months ended June 30, 2021, we generated net revenue of $22.9 million, an increase of $7.0 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, we generated net revenue of $44.9 million, an increase of $16.3 million from the six months ended June 30, 2020. To date, all our revenue has been generated from customers in the United States.

Our net losses were $32.9 million and $18.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $232.0 million. We expect to continue to incur losses for the foreseeable future.

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

As described in Note 2 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, approximately 80% and 45% of our gross accounts receivable as of June 30, 2021 and December 31, 2020, respectively, were related to reimbursement claims submitted to an insurance company that is our largest third-party payor. The increase in gross accounts receivable as of June 30, 2021 was primarily due to a claims audit currently in process by such third-party payor, during which claims submitted since March 1, 2021 have not been paid. Reimbursement claims submitted to another insurance company are also currently undergoing an audit, and to date claims from this insurance company have been processed and approved consistent with normal business practices during the audit. In addition to the risk that the insurance companies may deny the claims subject to the current audits, and we have received some denials to date, it is possible that they may seek recoupments of previous claims paid and deny any future claims. While we believe the claims submitted are valid and reimbursable with these insurance companies, and there exist processes for appeal and, if necessary, corrective action, an unfavorable outcome of the ongoing audits could have a material adverse effect on our future financial results, including our revenue recognition, sales return rate and bad debt reserve. We are unable to provide assurances regarding the outcome of these audits. Please see the Risk Factor titled “A significant portion of our revenue is dependent upon reimbursement from third-party payors. Any material changes to third-party coverage or reimbursement or adverse outcomes of third-party payor audits could significantly impact our business and our ability to grow and sell our products.”

Sales return rate

Our return policy generally allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund and can be extended under certain circumstances. The most commonly cited reason for returning our hearing aids is unsatisfactory fit, which we believe is a byproduct of our direct-to-consumer model and online distribution that results in nearly all of our customers ordering our product without trying it first. In addition to unsatisfactory fit, the next most cited reason for returns is that our hearing aids do not provide sufficient audio amplification. Customer return accrual rates were approximately 26% and 24% for the year ended December 31, 2020 and for the six months ended June 30, 2021, respectively. The decline in our sales return rate in 2020 and in the six months ended June 30, 2021 was a result of the growth in customers with health insurance coverage for hearing aids, which have generally lower return rates than other customers, and our initiatives to improve customer service and enhance the quality of our pre-screening assessments. Accordingly, an unfavorable outcome of the ongoing audits of our reimbursement claims by insurance companies may have a material adverse effect on our future financial results, including our revenue recognition, sales return rate and bad debt reserve. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and gross profit. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded.

New product introductions

Our technical capabilities and commitment to innovation have allowed us to deliver product enhancements on a rapid development timeline and support a compelling new product roadmap that we believe will continue to differentiate our competitive position over the next several years. With the full commercial launch of the Eargo 5 in July 2021, we have now launched five generations of our hearing aids since 2017, with each iteration having improved audio performance, physical fit and/or comfort. We are focused on continuing to launch new versions of the Eargo hearing solution that further improve audio quality, fit, comfort and/or ease-of-use. We believe that the continued introduction of new products is critical to maintaining existing customers and increasing adoption of our solution, and as such, we expect to continue to invest in research and development to support new product introductions. In connection with our product innovation and iteration, we also need to successfully manage our product transitions to avoid delays in customer purchases, excess or obsolete inventory and increased returns as customers wait for our new products to become available. Our development priorities are focused, in part, on adding a refurbishment capability for returned hearing aids, which would allow us to refurbish and re-sell returned devices, which we anticipate would benefit our gross margin, although there is no guarantee that these efforts will succeed.

Seasonality

Prior to the effects of COVID-19, we have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in quarters when we commercially launch new products and in the fourth calendar quarter as a result of holiday promotional activity.

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

Although we believe the COVID-19 pandemic has largely resulted in favorable trends for our business, we have experienced business disruptions, particularly at our California headquarters, where a majority of our employees have been working remotely. Moreover, travel restrictions, factory closures and disruptions in our supply chain, including any component supply shortages such as semiconductors, could happen and we may not be able to obtain adequate inventory timely.

The ongoing impact of COVID-19 depends on the duration and severity of the pandemic, as well as the pace of recovery when the COVID-19 pandemic subsides, which are difficult to assess or predict. While we have experienced growth in our sales volume during the COVID-19 pandemic, we cannot be certain whether we will maintain the current level of demand for our hearing aids. As a result, the impact of these or any future factors could be substantially different than what we have experienced to date. Please see the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

The following table details the number of gross systems shipped and return accrual rates for the periods presented below:

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Gross systems shipped	7,030	9,040	10,077	12,096	11,704	12,548
Return accrual rate	28.2%	27.1%	25.2%	24.3%	23.2%	24.1%

We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while return accrual rates are an indicator of potential reductions to revenue and an indicator of change in customer mix.

Components of our results of operations

Revenue, net

We generate revenue from the sale of Eargo hearing aid systems, accessories and to a lesser extent sales of extended warranties, with the majority of our revenue coming from sales of our Eargo hearing aid systems. We currently offer four versions of our hearing aid systems, the Eargo Max, the Eargo Neo, the Eargo Neo HiFi and the Eargo 5, at four different price points, and we periodically offer discounts and promotions. For product sales, control is transferred upon shipment to the customer. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. Prior to January 2020, we also offered extended product warranties to our customers which covered the product for an additional year, commencing on the day after the initial one-year warranty expired. For extended warranty sales, control is transferred over time based on time elapsed throughout the extended warranty period.

Cost of revenue and gross margin

Cost of revenue consists of expenses associated with the cost of finished goods, freight, personnel costs, consumables, product warranty costs, transaction fees, reserves for excess and obsolete inventory, depreciation and amortization, and related overhead. We expect cost of revenue to increase in absolute terms as our revenue grows.

Our gross margin has been and will continue to be affected by a variety of factors, including sales volumes, product mix, channel mix, pricing strategies, return accrual rates, costs of finished goods, product warranty claim rates and refurbishment strategies. We expect our gross margin percentage to increase over the long term to the extent we are successful in decreasing our rate of returns and implementing refurbishment programs after new product launches. Gross margin will likely fluctuate from quarter to quarter as we continue to introduce new products and adopt new technologies.

Research and development expenses

Research and development (“R&D”) expenses, consist primarily of engineering and product development costs to develop and support our products, regulatory expenses, non-recurring engineering and other costs associated with products and technologies that are in development, as well as related overhead costs. These expenses include personnel-related costs including salaries and stock-based compensation, supplies, consulting fees, prototyping, testing, materials, travel expenses, depreciation and allocated facility overhead costs. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions, and related overhead costs. We expect R&D expenses, net of capitalized internal use software development costs, to increase in absolute dollars in future periods as we continue to develop new products and enhance existing products and technologies.

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

Other income (expense), net

Other income (expense), net consists primarily of adjustments to the fair value of our convertible preferred stock warrant liabilities prior to their reclassification to additional paid-in capital upon the closing of our IPO in October 2020.

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

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

	Three months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$22,883	$15,921	$6,962	43.7%
Cost of revenue	6,462	5,205	1,257	24.1
Gross profit	16,421	10,716	5,705	53.2
Operating expenses:
Research and development	5,148	2,208	2,940	133.2
Sales and marketing	21,903	10,828	11,075	102.3
General and administrative	8,432	3,257	5,175	158.9
Total operating expenses	35,483	16,293	19,190	117.8
Loss from operations	(19,062)	(5,577)	(13,485)	241.8
Other income (expense), net:
Interest income	6	2	4	200.0
Interest expense	(266)	(877)	611	(69.7)
Other income (expense), net	—	(140)	140	(100.0)
Total other income (expense), net	(260)	(1,015)	755	(74.4)
Loss before income taxes	(19,322)	(6,592)	(12,730)	193.1
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(19,322)	$(6,592)	$(12,730)	193.1%

Revenue, net

	Three months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$22,883	$15,921	$6,962	43.7%

Revenue increased by $7.0 million, or 43.7%, from $15.9 million during the three months ended June 30, 2020 to $22.9 million during the three months ended June 30, 2021, primarily due to increasing volumes of Eargo Neo HiFi hearing aid systems shipped. The increase in revenue was also attributable to a decrease in sales returns as a percentage of systems shipped, which was partially due to continued growth in sales to customers with health insurance coverage as such customers generally have lower return rates of hearing aids. Gross systems shipped during the three months ended June 30, 2021 were 12,548, a 38.8% increase compared to the 9,040 gross systems shipped during the comparable period ended June 30, 2020. The increase in volume was largely driven by a continued expansion in national marketing efforts, growth in customers with health insurance coverage for hearing aids and increasing customer adoption of our telecare model.

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Cost of revenue	$6,462	$5,205	$1,257	24.1%
Gross profit	16,421	10,716	5,705	53.2%
Gross margin	71.8%	67.3%

Cost of revenue increased by $1.3 million, or 24.1%, from $5.2 million during the three months ended June 30, 2020 to $6.5 million during the three months ended June 30, 2021. The change was primarily due to an increase in the volume of Eargo hearing aid systems shipped during the period.

Gross margin increased to 71.8% during the three months ended June 30, 2021, compared to 67.3% for the comparable period in 2020. The change in gross margin percentage was primarily due to a decrease in sales returns as a percentage of systems shipped and a net decrease in cost of goods per product sold.

Research and development (R&D)

	Three months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Research and development	$5,148	$2,208	$2,940	133.2%

R&D expenses increased by $2.9 million, or 133.2%, from $2.2 million during the three months ended June 30, 2020 to $5.1 million during the three months ended June 30, 2021. The change was primarily due to a net increase of $2.1 million in personnel and personnel-related costs, which includes an increase in stock-based compensation of $1.0 million, and a net increase of $0.5 million in third-party costs related to current and future product development initiatives.

Sales and marketing

	Three months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Sales and marketing	$21,903	$10,828	$11,075	102.3%

Sales and marketing expenses increased by $11.1 million, or 102.3%, from $10.8 million during the three months ended June 30, 2020 to $21.9 million during the three months ended June 30, 2021. The change was primarily due to increases in personnel and personnel-related costs of $4.1 million and increases in direct marketing, advertising and promotional expenses of $6.9 million, partially driven by decreased cable TV viewership in our core demographic. The change in personnel and personnel-related costs was primarily from an increase in salary-related costs, including an increase of $1.8 million in stock-based compensation.

General and administrative

	Three months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
General and administrative	$8,432	$3,257	$5,175	158.9%

General and administrative expenses increased by $5.2 million, or 158.9%, from $3.3 million during the three months ended June 30, 2020 to $8.4 million during the three months ended June 30, 2021. This change was primarily due to an increase in general corporate, personnel and personnel-related costs of $5.0 million. The change in general corporate costs reflects increased costs as a result of operating as a public company. The change in personnel and personnel-related costs includes compensation-related costs as a result of increased headcount as well as an increase of $1.9 million in stock-based compensation, primarily due to the employee stock purchase plan.

Interest expense

	Three months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Interest expense	$(266)	$(877)	$611	(69.7)%

Interest expense decreased by $0.6 million, or 69.7%, from $0.9 million during the three months ended June 30, 2020 to $0.3 million during the three months ended June 30, 2021. The decrease in interest expense was primarily attributable to lower long-term debt balance outstanding during the three months ended June 30, 2021 compared to the same period ended June 30, 2020.

Other income (expense), net

	Three months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Other income (expense), net	$—	$(140)	$140	(100.0)%

Other income (expense), net during the three months ended June 30, 2020, consisted primarily of adjustments to the fair value of our convertible preferred stock warrant liabilities prior to their reclassification to additional paid-in capital upon the closing of our IPO in October 2020. There was no similar expense in the comparable period.

Comparison of the six months ended June 30, 2021 and 2020

	Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$44,931	$28,590	$16,341	57.2%
Cost of revenue	12,759	9,861	2,898	29.4
Gross profit	32,172	18,729	13,443	71.8
Operating expenses:
Research and development	9,926	5,017	4,909	97.8
Sales and marketing	38,758	21,687	17,071	78.7
General and administrative	15,919	9,335	6,584	70.5
Total operating expenses	64,603	36,039	28,564	79.3
Loss from operations	(32,431)	(17,310)	(15,121)	87.4
Other income (expense), net:
Interest income	17	23	(6)	(26.1)
Interest expense	(529)	(1,143)	614	(53.7)
Other income (expense), net	—	100	(100)	(100.0)
Total other income (expense), net	(512)	(1,020)	508	(49.8)
Loss before income taxes	(32,943)	(18,330)	(14,613)	79.7
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(32,943)	$(18,330)	$(14,613)	79.7%

Revenue, net

	Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$44,931	$28,590	$16,341	57.2%

Revenue increased by $16.3 million, or 57.2%, from $28.6 million during the six months ended June 30, 2020 to $44.9 million during the six months ended June 30, 2021, primarily due to an increase in the volume of Eargo hearing aid systems shipped, the majority of which were Eargo Neo HiFi systems, which began shipping in January 2020. The increase in revenue was also attributable to a decrease in sales returns as a percentage of systems shipped, which was due to growth in sales to customers with health insurance coverage and repeat customers as such customers, generally have lower return rates of hearing aids. Gross systems shipped during the six months ended June 30, 2021 were 24,252, a 50.9% increase compared to the 16,070 gross systems shipped during the comparable period ended June 30, 2020. The increase in volume was driven by expanded national marketing efforts, growth in customers with health insurance coverage for hearing aids and repeat customers, and increased customer adoption of our telecare model.

Cost of revenue, gross profit, and gross margin

	Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Cost of revenue	$12,759	$9,861	$2,898	29.4%
Gross profit	32,172	18,729	13,443	71.8%
Gross margin	71.6%	65.5%

Cost of revenue increased by $2.9 million, or 29.4%, from $9.9 million during the six months ended June 30, 2020 to $12.8 million during the six months ended June 30, 2021. The change was primarily due to the increase in the volume of Eargo hearing aid systems shipped.

Gross margin increased to 71.6% during the six months ended June 30, 2021, compared to 65.5% for the comparable period in 2020. The change in gross margin percentage was primarily due to a decrease in sales returns as a percentage of systems shipped and a net decrease in cost of goods per product sold.

Research and development (R&D)

	Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Research and development	$9,926	$5,017	$4,909	97.8%

R&D increased by $4.9 million, or 97.8%, from $5.0 million during the six months ended June 30, 2020 to $9.9 million during the six months ended June 30, 2021. The change was primarily due to a net increase of $3.3 million in personnel and personnel-related costs, which includes an increase in stock-based compensation of $1.9 million, and a net increase of $1.1 million in third-party costs related to current and future product development initiatives.

Sales and marketing

	Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Sales and marketing	$38,758	$21,687	$17,071	78.7%

Sales and marketing increased by $17.1 million, or 78.7%, from $21.7 million during the six months ended June 30, 2020 to $38.8 million during the six months ended June 30, 2021. The change was primarily due to increases in personnel and personnel-related costs of $7.4 million and increases in direct marketing, advertising and promotional expenses of $9.7 million, partially driven by decreased cable TV viewership in our core demographic. The change in personnel and personnel-related costs was primarily due to increased commissions from increased sales and a net increase in salary-related costs, including an increase of $3.5 million in stock-based compensation.

General and administrative

	Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
General and administrative	$15,919	$9,335	$6,584	70.5%

General and administrative expenses increased by $6.6 million, or 70.5%, from $9.3 million during the six months ended June 30, 2020 to $15.9 million during the six months ended June 30, 2021. This change was primarily due to an increase in general corporate, personnel and personnel-related costs of $8.5 million, which was partially offset by a decrease in terminated IPO costs of $1.6 million. The change in general corporate costs reflects increased costs as a result of operating as a public company. The change in personnel and personnel-related costs includes an increase of $3.7 million in stock-based compensation.

Terminated IPO costs consist of deferred offering costs expensed upon termination of our previously planned IPO in March 2020. The offering was terminated primarily because of the uncertainty in the public markets during the initial onset of the COVID-19 pandemic.

Interest expense

	Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Interest expense	$(529)	$(1,143)	$614	(53.7)%

Interest expense decreased by $0.6 million, or 53.7%, from $1.1 million during the six months ended June 30, 2020 to $0.5 million during the six months ended June 30, 2021. The decrease in interest expense was primarily attributable to lower long-term debt balance outstanding during the six months ended June 30, 2021 compared to the same period ended June 30, 2020.

Other income (expense), net

	Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Other income (expense), net	$—	$100	$(100)	(100.0)%

Other income (expense), net during the six months ended June 30, 2020, consisted primarily of adjustments to the fair value of our convertible preferred stock warrant liabilities prior to their reclassification to additional paid-in capital upon the closing of our IPO in October 2020. There was no similar expense in the comparable period.

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

As of June 30, 2021, we had $15.0 million in principal outstanding under the 2018 Loan, which matures in September 2024 with interest-only payments until July 2022. Interest on the 2018 Loan accrues at a per annum rate equal to the Wall Street Journal prime rate plus 1.0%, or 4.25% as of June 30, 2021.

As of June 30, 2021, we had cash and cash equivalents of $179.4 million, which are available to fund operations, and an accumulated deficit of $232.0 million. We believe that our existing cash, cash equivalents and short-term investments, and cash generated from sales of our products, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(31,406)	$(15,984)
Net cash used in investing activities	(5,398)	(2,175)
Net cash provided by financing activities	3,973	13,053
Net decrease in cash	$(32,831)	$(5,106)

Operating activities

During the six months ended June 30, 2021, cash used in operating activities was $31.4 million, attributable to a net loss of $32.9 million and a net change in our net operating assets and liabilities of $11.3 million, partially offset by non-cash charges of $13.2 million. Non-cash charges primarily consisted of $10.4 million in stock-based compensation, $1.4 million in depreciation and amortization expense, $0.6 million in non-cash operating lease expense and $0.6 million in bad debt expense. The change in our net operating assets and liabilities was primarily due to a $12.2 million increase in accounts receivable, net, $0.6 million decrease in operating lease liabilities and $0.5 million increase in inventories. These changes were partially offset by a $0.9 million increase in accounts payable and $0.8 million decrease in prepaid expenses and other current assets.

The increase in our accounts receivable, net during the sixth months ended June 30, 2021 was primarily due to a claims audit currently in process by our largest third-party payor, during which claims submitted since March 1, 2021 have not been paid. Reimbursement claims submitted to another insurance company are also currently undergoing an audit, and to date claims from this insurance company have been processed and approved consistent with normal business practices during the audit. In addition to the risk that the insurance companies may deny the claims subject to the current audits, and we have received some denials to date, it is possible that they may seek recoupments of previous claims paid and deny any future claims. While we believe the claims submitted are valid and reimbursable with these insurance companies, and there exist processes for appeal and, if necessary, corrective action, an unfavorable outcome of the ongoing audits could have a material adverse effect on our future financial results, including our revenue recognition, sales return rate and bad debt reserve. We are unable to provide assurances regarding the outcome of these audits. Please see the Risk Factor titled “A significant portion of our revenue is dependent upon reimbursement from third-party payors. Any material changes to third-party coverage or reimbursement or adverse outcomes of third-party payor audits could significantly impact our business and our ability to grow and sell our products.”

During the six months ended June 30, 2020, cash used in operating activities was $16.0 million, attributable to a net loss of $18.3 million and by a net change in our net operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $3.6 million. Non-cash charges primarily consisted of $1.1 million in depreciation and amortization, $1.0 million in stock-based compensation, $1.0 million in non-cash interest expense and amortization of debt discount, and $0.6 million in non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to a $1.0 million increase in account receivables related to the growth in sales to customers with payment terms, $0.6 million decrease in accrued expenses, $0.6 million decrease in operating lease liabilities and $0.2 million increase in inventories to support the growth in sales. These changes were partially offset by a $1.0 million decrease in other assets related to expensing of previously deferred IPO costs and a $0.3 million increase in other current liabilities related to increased operational activities to support the growth in the business.

Investing activities

During the six months ended June 30, 2021, cash used in investing activities was $5.4 million, which consisted of $2.4 million in cash paid for acquisition of a business, $2.4 million in capitalized costs related to the development of internal use software and $0.5 million related to the purchase of property and equipment.

During the six months ended June 30, 2020, cash used in investing activities was $2.2 million, which consisted of $1.9 million in capitalized costs related to the development of internal use software and $0.3 million related to the purchase of property and equipment.

Financing activities

During the six months ended June 30, 2021, cash provided by financing activities was $4.0 million. This was attributable to $2.7 million from employee stock purchase plan purchases and $1.3 million from the exercise of stock options.

During the six months ended June 30, 2020, cash provided by financing activities was $13.1 million, attributable to gross proceeds of $14.7 million from borrowings and a debt repayment of $1.6 million.

Contractual obligations and commitments

There have been no changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except that we entered into an amendment in February 2021 related to our operating lease in Nashville, Tennessee, that reduced our office space to 9,327 square feet and extended the term to March 31, 2023. Payments associated with this operating lease amendment will result in additional operating lease obligations of $0.5 million plus operating expenses.

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

The aggregate worldwide market value of our voting common stock held by non-affiliates (or public float) exceeded $700 million on June 30, 2021, and we will be a “large accelerated filer” under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company as of December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of June 30, 2021 and December 31, 2020 consisted of $179.4 million and $212.2 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of June 30, 2021 and December 31, 2020, we had $15.0 million in variable rate debt outstanding. The 2018 Loan matures in September 2024 and has interest-only payments until July 2022. The 2018 Loan accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 1.0% with a floor of 0.0% (4.25% as of June 30, 2021).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, solely as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

A significant portion of our revenue is dependent upon reimbursement from third-party payors. Any material changes to third-party coverage or reimbursement or adverse outcomes of third-party payor audits could significantly impact our business and our ability to grow and sell our products.

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

•

We rely on a limited number of manufacturers for the assembly of our hearing aids. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.

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

In addition, we have experienced recent rapid growth and anticipate further growth, although the COVID-19 pandemic may substantially impact our future growth. For example, our revenue increased from $32.8 million for the year ended December 31, 2019 to $69.2 million for the year ended December 31, 2020 and from $28.6 million for the six months ended June 30, 2020 to $44.9 million for the six months ended June 30, 2021.

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

We have incurred net losses since inception. For the years ended December 31, 2020 and 2019, we incurred net losses of $39.9 million and $44.5 million, respectively, and for the six months ended June 30, 2021 and 2020, we incurred net losses of $32.9 million and $18.3 million, respectively. As a result of our ongoing losses, as of June 30, 2021, we had an accumulated deficit of $232.0 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of the COVID-19 pandemic.

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

A significant portion of our revenue is dependent upon reimbursement from third-party payors. Any material changes to third-party coverage or reimbursement or adverse outcomes of third-party payor audits could significantly impact our business and our ability to grow and sell our products.

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

We currently submit claims on behalf of customers to a concentrated number of third-party payors under certain benefit plans. Additionally, third-party payors periodically conduct pre- and post-payment reviews, including audits of previously submitted claims, and we are currently experiencing and may experience such reviews and audits of claims in the future. For example, we are currently subject to a claims audit with our largest third-party payor, who accounted for approximately 80% of our gross accounts receivable as of June 30, 2021, during which claims submitted since March 1, 2021 have not been paid. Reimbursement claims submitted to another insurance company are also currently undergoing an audit, and to date claims from this insurance company have been processed and approved consistent with normal business practices during the audit. In addition to the risk that the insurance companies may deny the claims subject to the current audits, and we have received some denials to date, it is possible that they may seek recoupments of previous claims paid and deny any future claims. While we believe the claims submitted are valid and reimbursable with these insurance companies, and there exist processes for appeal and, if necessary, corrective action, an unfavorable outcome of the ongoing audits could have a material adverse effect on our future financial results, including our revenue recognition, sales return rate and bad debt reserve. We are unable to provide assurances regarding the outcome of these audits. Such reviews and audits of our claims have resulted and could in the future result in significant delays in payment, and could result in material recoupments of previous claims paid or denials of pending or future claims, which could impact our ability to recognize revenue, reduce our net sales and profitability, or result in the loss of our ability to submit claims to certain third-party payors for payment.

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

Eargo’s customer return accrual rates were approximately 24.1% in the second quarter of 2021. Our return policy typically allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they increase, our net revenue may decrease or grow more slowly than we anticipate, and our business, financial condition and results of operations could be adversely affected.

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

The regulatory landscape for hearing aid devices has been subject to recent changes that may alter or increase our requirements for regulatory compliance. The FDA Reauthorization Act of 2017 (“FDARA”) created a new category of over-the-counter (“OTC”) hearing aids that are intended to be available through in-person transactions, by mail or online without the involvement of a licensed practitioner. Under the statute, the FDA is required to issue regulations to implement the new framework. The language in FDARA is not self-implementing, which means that the conditions for sale for the OTC hearing aid category do not exist until the effective date of a published final regulation. Despite the deadline in FDARA for the FDA to issue proposed regulations by August 18, 2020, the FDA has not yet issued a notice of proposed rulemaking or indicated how it will implement the new OTC hearing aid pathway. The FDA’s six-month agenda for rulemaking, which was released by Health and Human Services (“HHS”) on March 31, 2021, did not include rulemaking for OTC hearing aids and streamlining regulations. However, on July 9, 2021, President Biden issued the Executive Order on Promoting Competition in the American Economy (the “Biden Executive Order July 9, 2021”), which included a directive to the Secretary of HHS “to promote the wide availability of low-cost hearing aids, not later than 120 days after the date of this order, publish for notice and comment a proposed rule on over-the-counter hearing-aids, as called for by section 709 of the FDARA.”

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

We rely on a limited number of manufacturers for the assembly of our hearing aids. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.

We have no manufacturing capabilities of our own. We currently rely on a limited number of manufacturers: one headquartered in Taiwan, with manufacturing facilities in Suzhou, China, Pegatron Corporation, for the manufacture of Eargo 5, and one located in Thailand, Hana Microelectronics, for the manufacture of all other products currently available for sale. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturers have generally met our demand requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including our relative importance as a customer of the manufacturer or its ability to provide assembly services to manufacture our products, which may be affected by the COVID-19 pandemic. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products if we cannot obtain an acceptable substitute.

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

We rely on a limited number of critical suppliers for many of the components that are used in the manufacture of our products, including for semiconductor components, such as integrated circuits, as well as batteries, microphones and receivers. This reliance on third parties adds additional risks to the manufacturing process that are beyond our control. For example, the occurrence of epidemics or pandemics, such as the COVID-19 pandemic, may cause one or more of our suppliers to close or reduce the scope of their operations either temporarily or permanently. In addition, many of these suppliers also provide components and products to our competitors. The industry’s reliance on a limited number of key components and product suppliers subjects us to the risk that in the event of an increase in demand, our suppliers may fail to provide supplies to us in a timely manner while they continue to supply our competitors, many of which have greater purchasing power than us, or seek to supply components to us at a higher cost. Lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we may experience and have experienced component shortages and extended lead times, including on semiconductor components, and other components used in our products. The failure of our suppliers to deliver components or products in a timely fashion could have disruptive effects on our ability to produce our products in a timely manner, or we may be required to find new suppliers at an increased cost. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs, which could adversely affect our business and operating results. Additionally, our reputation and the quality of our products are in part dependent on the quality of the components that we source from third-party suppliers. If we are unable to control the quality of the components supplied to us or to address known quality problems in a timely manner, our reputation in the market may be damaged and sales of our products may suffer. As a result, we may experience a material adverse effect on our business, financial condition and results of operations.

Certain components needed to manufacture our hearing aids are only available from a limited number of suppliers.

Several of our suppliers provide products for our hearing aids and accessories for which they own the design and/or intellectual property rights. This includes semiconductor components, including integrated circuits, as well as transducers, batteries and various electrical components, some of which are highly customized. Although there may be several potential suppliers for our components, as our components are highly customized, there is a risk that these components may not be readily substituted by similar products of other suppliers or that any substitution may take a lengthy period of time to implement. Even if we do identify new suppliers, we may experience increased costs and product shortages as we transition to alternative suppliers. If any of these limited suppliers cease to supply us with their products, or any of the foregoing events occurs, we could experience a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully develop and effectively manage the introduction of new products, our business may be adversely affected.

We must successfully manage introductions of new or advanced hearing aid products. Introductions of new or advanced hearing aid products could also adversely impact the sales of our existing products to consumers. For instance, the introduction or announcement of new or advanced hearing aid products may shorten the life cycle of our existing devices or reduce demand, thereby reducing any benefits of successful hearing aid introductions and potentially lead to challenges in managing write-downs or write-offs of inventory of existing products. In addition, new hearing aid products may have higher manufacturing costs than legacy products, which could negatively impact our gross margins and operating results. As the technological complexity of our products increases, the infrastructure to support our products, such as our design and manufacturing processes and technical support for our products, may also become more complex. Accordingly, if we fail to effectively manage introductions of new or advanced products, our business may be adversely affected.

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

Certain components of our hearing aids may also offer reduced performance or wear out over time. For example, the rechargeable technology used in our hearing aids and charging cases has a limited lifespan, and recharging performance will degrade over time. We designed our Eargo Neo and Eargo Neo HiFi hearing aids to provide up to 20 hours of continuous use between charges when new and up to 16 hours after 1,000 charging cycles, but charging capacity may decrease more quickly than expected. Moreover, certain components of our hearing aids that can be purchased online will require more frequent replacement than the device itself. If the quality, longevity and durability of our products does not meet the expectations of customers, then our brand and reputation and our business, financial condition and results of operations, could be adversely affected.

Customer or third-party complaints or negative reviews or publicity about our company or our hearing aids could harm our reputation and brand.

We are heavily dependent on customers who use our hearing aids to provide good reviews and word-of-mouth recommendations to contribute to our growth. Customers who are dissatisfied with their experiences with our products or services may post negative reviews. We may also be the subject of blog, forum or other media postings that include inaccurate statements and create negative publicity. In addition, traditional hearing aid supply chain participants may express and publish negative views regarding our direct-to-

consumer model and products. Any negative reviews or publicity, whether real or perceived, disseminated by word-of-mouth, by the general media, by electronic or social networking means or by other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products.

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

Historically, we have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in quarters when we commercially launch new products and in the fourth calendar quarter as a result of holiday promotional activity.

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

Since the start of the pandemic, numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, orders requiring non-essential businesses to remain closed, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. The pandemic and such restrictions have resulted in a majority of our employees working remotely, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other potential disruptions may include delays in processing registrations or approvals by applicable state or federal regulatory bodies; delays in product development efforts; disruptions to our supply chain, including any impacts from global semiconductor shortages; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Eargo systems. In addition, even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 are lifted, we may continue to experience disruptions to our business. The ultimate impact of COVID-19 on our business, financial conditions, results of operations and growth depends on many factors and future developments beyond our control, which are highly uncertain and difficult to predict, including: the duration of the pandemic, a potential resurgence, the impact of variants, new or renewed restrictions, the roll-out and availability of effective vaccines against COVID-19 to the general population, the pace of recovery when the COVID-19 pandemic subsides, and the severity and duration of the global economic downturn that results from the ongoing pandemic.

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

We provide product guarantees to our customers, both as a result of contractual and legal provisions and for marketing purposes. We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for Eargo 5 and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of June 30, 2021, we had provisions of $3.6 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

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

We currently rely on a limited number of manufacturers: one headquartered in Taiwan, with manufacturing capabilities in Suzhou, China, Pegatron Corporation, for the manufacture of Eargo 5, and one located in Thailand, Hana Microelectronics, for the manufacture of all other products currently available for sale. In addition, we rely on some third-party suppliers in Europe, Southeast Asia, Japan, China and the United States, who supply, among other things, certain of the technology and raw materials used in the manufacturing of our products. Our reliance on international operations exposes us to risks and uncertainties, including:

•	controlling quality of supplies;

•	trade protection measures, tariffs and other duties, especially in light of trade disputes between the United States and several foreign countries, including China and countries in Europe;
•	political, social and economic instability;
•	the outbreak of contagious diseases, such as COVID-19;
•	laws and business practices that favor local companies;
•	interruptions and limitations in telecommunication services;
•	product or material delays or disruption, including logistics challenges such as delays or disruptions in shipping;
•	import and export license requirements and restrictions;
•	difficulties in the protection of intellectual property;
•	exchange controls, currency restrictions and fluctuations in currency values; and
•	potential adverse tax consequences.

If any of these risks were to materialize, it could have a material adverse effect on our business, financial condition and results of operations.

If manufacturers and suppliers are unable to procure raw materials, semi-finished products and finished products on terms or within timeframes acceptable to us, our business may suffer.

We are dependent on the availability of raw materials and components necessary to manufacture the products we sell, including semiconductor components. We rely on third-party manufacturers and suppliers to identify and purchase quality raw materials, semi-finished goods and finished goods while seeking to preserve our quality standards. If our suppliers or third-party manufacturers experience shortages, limited access or increased costs of certain raw materials and other semi-finished or finished goods, including as a result of the COVID-19 pandemic, it may result in production delays or delays in deliveries of our products to our customers. Production by one or more manufacturers or suppliers may be suspended or delayed, temporarily or permanently, due to economic or technical problems such as the insolvency of the manufacturer, the failure of the manufacturing facilities or disruption of the production process, all of which are beyond our control. Any shortage, delay or interruption in the availability of our products may negatively affect our ability to meet consumer demand. As a result, our business may be unable to offer a satisfactory experience to customers, which could have a material adverse effect on our business, financial condition and results of operations.

We or the third parties upon whom we depend may be adversely affected by disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster. Any interruption in the operations of our or our suppliers’ manufacturing or other facilities may have a material adverse effect on our business, financial condition and results of operations.

Our corporate headquarters are located in the San Francisco Bay Area, which has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Our manufacturers and many of our suppliers are located in Asia, which regions have experienced natural disasters such as earthquakes, landslides, flooding, tropical storms and tsunamis, and tornadoes. Our customer support operations are based in Nashville, Tennessee, and our third-party provider’s distribution facilities are based in Louisville, Kentucky, both of which have experienced flooding and tornadoes. Severe weather, natural disasters and other calamities, such as pandemics (including COVID-19), earthquakes, tsunamis and hurricanes, fires and explosions, accidents, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, sabotage, geopolitical unrest, political instability, terrorism or acts of war, could severely disrupt our operations, or our third-party manufacturers’ and suppliers’ operations, and have a material adverse effect on our business, financial condition and results of operations.

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

In June 2018, we entered into the 2018 Loan, as amended in January 2019, May 2020 and in September 2020, with Silicon Valley Bank. We borrowed $15.0 million upon the closing of the September 2020 amendment, a portion of which was used to repay in full the outstanding principal amount of the previously funded term loan. As of June 30, 2021, $15.3 million in aggregate principal amount was outstanding under the term loan facility. The 2018 Loan has a maturity date of September 1, 2024. The 2018 Loan contains various covenants that limit our ability to engage in specified types of transactions without Silicon Valley Bank’s prior consent. These covenants limit our ability to, among other things:

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

We expect to expand our managerial, operational, finance and other resources in order to manage our operations and continue our research and development activities. We anticipate expanding our international operations, which would subject us to the legal, political, regulatory and social requirements and economic conditions of these jurisdictions, and create a variety of potential operational challenges due to a variety of international factors, including local labor laws and regulations and managing a geographically dispersed workforce. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

All of our U.S. personnel, including our executive officers, are co-employees of Eargo and a professional employer organization, Insperity. Under the terms of our arrangement, Insperity is the formal employer of all of our U.S. personnel and is responsible for administering all payroll, including tax withholding, and providing health insurance and other benefits for these individuals, and our employees are governed by the work policies created by Insperity. We reimburse Insperity for these costs, and pay Insperity an administrative fee for its services. If Insperity fails to comply with applicable laws or its obligations under this arrangement, or creates work policies that are viewed unfavorably by employees, our relationship with our employees could be damaged. We could, under certain circumstances, be held liable for a failure by Insperity to appropriately pay, or withhold and remit required taxes from payments to, our employees. In such a case, our potential liability could be significant and could have a material adverse effect on our business.

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

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of June 30, 2021, we had 23 issued U.S. patents, 16 patents outside the United States, 7 pending U.S. patent applications and 12 pending foreign patent applications.

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

We are subject to numerous state and local hearing aid laws and regulations relating to, among other matters, licensure and registration of audiologists and other individuals we employ or contract with to provide services and dispense hearing aids. Some of these laws require us to maintain warranty and return policies for consumers allowing for the return of product and restrict advertising and marketing practices. These state and local laws and regulations are complex, change frequently and have tended to become more stringent over time. The FDCA preempts state laws relating to the safety and efficacy of medical devices and state laws that are different from or in addition to federal requirements. In Missouri Board of Examiners for Hearing Instrument Specialists v. Hearing Help Express, Inc. and METX, LLC v. Wal-Mart Stores Texas, LLC, the Eighth Circuit Court of Appeals and the U.S. District Court for the Eastern District of Texas, respectively, have held that certain state laws relating to the fitting and dispensing of hearing aids are preempted because they relate to the safety and efficacy of medical devices. Although we have structured our operations to comply with our understanding of applicable state regulatory requirements, interpretative legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed, including which laws and regulations are preempted because they relate to the safety and efficacy of medical devices, complicating our compliance efforts. Accordingly, we cannot be certain that our interpretation of laws and regulations applicable to our operations is correct, and we could be subject to adverse judicial or administrative interpretations. Our ability to operate profitably will depend, in part, on our ability to obtain and maintain any necessary licenses and other approvals and operate in compliance with applicable state laws and regulations. A determination that we are in violation of applicable laws and regulations in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action. Additionally, the Biden Executive Order July 9, 2021 instructed the FTC to review overly restrictive occupational licensing requirements, which may impede the ability for licensed individuals to move between states. We cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

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

The aggregate worldwide market value of our voting common stock held by non-affiliates (or public float) exceeded $700 million on June 30, 2021, and we will be a “large accelerated filer” under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company.

We incur significantly increased costs and are subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the SEC and the exchange our securities are listed on. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action and potentially civil litigation.

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

As of June 30, 2021, we had cash and cash equivalents of $179.4 million. Our expected future capital requirements may depend on many factors including the expansion of our product portfolio and the timing and extent of spend on the development of our technology to increase our product offerings. As a result, we may need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings.

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

As of June 30, 2021, based on public filings, our current executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 58% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had a total of 39,141,571 shares of common stock outstanding as of June 30, 2021.

The holders of approximately 28.2 million shares of our common stock, or approximately 72% of our total outstanding common stock as of June 30, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As our operations and business grow, we are and may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA establishes, among other things, privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information by covered entities, such as health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of protected health information, and their covered subcontractors. HIPAA requires covered entities and their business associates to develop and maintain certain policies and procedures with respect to individually identifiable health information that is used or disclosed. Further, in the event of a breach of unsecured protected health information, HIPAA requires covered entities to notify each individual whose protected health information is breached as well as federal regulators and in some cases, the media. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable privacy and security standards, we could face civil and criminal penalties. The U.S. Department of Health and Human Services (“HHS”), has the discretion to impose penalties without attempting to resolve violations through informal means. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources, each of which could have a material adverse effect on our business financial condition, results of operations or prospects.

In addition, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Similar laws have been proposed or passed in other states, including the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023. We may need to invest substantial resources in putting in place policies and procedures to comply with these evolving state laws.

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

We are also subject to the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Further, as of January 1, 2021, companies have to comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. While we continue to address the implications of the recent changes to European data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we must devote significant resources to understanding and complying with this changing landscape.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Form	Dated	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws	8-K	10/20/2020	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101.INS	Inline XBRL Instance Document† – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†
104	Cover Page Interactive File, formatted in Inline XBRL
†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eargo, Inc.

Date: August 12, 2021	By:	/s/ Christian Gormsen
Christian Gormsen
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial and Accounting Officer)