Form 10-Q
period 2021-09-30
Eargo, Inc.
filed 2022-05-13
CIK 1719395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-39616

Eargo, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3879805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2665 North First Street, Suite 300 San Jose, California	95134
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
351-7700
1600 Technology Drive, 6th Floor
San Jose, California 95110
(Former name, former address and former fiscal year, if changed since last report)

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of
May
4
, 2022, the registrant had 39,354,874 shares of common stock, par value $0.0001 outstanding.

i

EXPLANATORY NOTE
As of and for the three months ended September 30, 2021, Eargo, Inc. was an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and a
“non-accelerated
filer,” as defined under Rule
12b-2
of the Exchange Act.
As of December 31, 2021, Eargo, Inc. ceased to qualify as an emerging growth company and was deemed to be a “large accelerated filer,” as defined under Rule
12b-2
of the Exchange Act.
On the cover page of this Quarterly Report filed on Form
10-Q,
we have checked the boxes indicating our status as an emerging growth company and non-accelerated
filer because such statuses applied for the period covered by this Quarterly Report, which as a result has been prepared in accordance with the requirements applicable to emerging growth companies and non-accelerated
filers. However, due to the delayed filing of this Quarterly Report on Form
10-Q,
as reported on Form
12b-25
dated and filed on November 16, 2021, as of December 31, 2021, Eargo, Inc. is deemed to be a large accelerated filer. Therefore, our Annual Report filed on Form
10-K
for the fiscal year ended December 31, 2021 will reflect that we are now deemed to be a large accelerated filer and such Annual Report will be prepared in accordance with the requirements applicable to large accelerated filers.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this Quarterly Report on Form
10-Q,
including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “likely,” “may,” “objective,” “plan,” “ongoing,” “positioned,” “possible,” “potential,” “predict,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the impact on our business of the civil settlement agreement with the U.S. government that resolved the investigation by the U.S. Department of Justice (the “DOJ”) related to insurance reimbursement claims submitted to various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, and the extent to which we may be able to validate and establish processes to support the submission of claims for reimbursement to health plans under the FEHB program in the future, if at all, and our ability to obtain, maintain or increase insurance coverage for our hearing aids in the future;

•	the timing or results of claims audits and medical records reviews by third-party payors;

•
the expense, timing and outcome of the purported securities class action litigation alleging that certain of our disclosures about our business, operations and prospects, including reimbursements from third-party payors, violated the federal securities laws and the purported derivative action alleging that our directors breached their fiduciary duties by failing to implement and maintain an effective system of internal controls;

•
our ability to continue to maintain the listing of our securities on The Nasdaq Stock Market LLC (“Nasdaq”), including our ability to execute a plan to regain compliance with the Nasdaq requirements regarding the timely filing of periodic financial reports with the Securities and Exchange Commission (the “SEC”);

•
estimates of our future revenue and expenses, including the extent of any losses we incur from hearing aids delivered to customers where we have not submitted an insurance claim and may not receive payment;

•
estimates of our future capital needs and our ability to raise capital on favorable terms, if at all, including the timing of future capital requirements and the terms or timing of any future financings;

•
our expectations with regard to changes in the regulatory landscape for hearing aid devices, including the anticipated implementation of a pending over-the-counter
(“OTC”) hearing aid regulatory framework and potential Medicare coverage for certain hearing aids, as well as any potential actions insurance providers may take following any regulatory changes;

•	our ability to attract and retain customers;

•	our expectations concerning additional orders by existing customers;

•
our expectations regarding the potential market size and size of the potential consumer populations for our products and any future products, including our ability to obtain, maintain or increase insurance coverage of and reimbursement of insurance claims for Eargo hearing aids, which is substantially dependent on, among other things, the outcomes of our efforts to validate and establish processes to support the submission of claims for reimbursement from various federal health plans, any third-party payor audits and pending regulations;

•
our ability to release new hearing aids and the anticipated features of any such hearing aids and our ability to transition our existing customers to new hearing aids, including when older models are discontinued;

•	developments and projections relating to our competitors and our industry, including competing products;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	the pricing of our hearing aids;

•	our expectations regarding the availability, supply, cost and inflationary pressures related to the component parts of our hearing aids;

•	our expectations regarding the ability to make certain claims related to the performance of our hearing aids relative to competitive products;

•	our commercialization and marketing capabilities and expectations;

•	our relationships with, and the capabilities of, our component manufacturers, suppliers and freight carriers;

•	the implementation of our business model and strategic plans for our business, products and technology;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products, including the projected terms of patent protection;

•
our ability to effectively manage our business in light of the civil settlement agreement with the U.S. government, third-party payor claims audits and medical records reviews, purported securities class action and derivative litigations, and pending regulations;

•	our ability to retain existing talent and attract new, highly skilled talent;

•	our estimates regarding the COVID-19 pandemic, including but not limited to, its duration and its impact on our business and results of operations; and

•	our future financial performance.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Eargo, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$156,442	$212,185
Accounts receivable, net	14,960	3,793
Inventories	6,274	2,739
Prepaid expenses and other current assets	1,892	3,740

Total current assets	179,568	222,457
Operating lease right-of-use assets	7,607	1,079
Property and equipment, net	9,792	8,034
Intangible assets, net	1,835	—
Goodwill	873	—
Other assets	1,210	1,062

Total assets	$200,885	$232,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,998	$6,020
Accrued expenses	10,502	9,583
Sales returns reserve	15,619	4,326
Settlement liability	34,372	—
Long-term debt, current portion	1,667	—
Other current liabilities	4,094	2,448
Deferred revenue, current portion	17	311
Lease liability, current portion	676	1,030

Total current liabilities	77,945	23,718
Lease liability, noncurrent portion	6,879	166
Long-term debt, noncurrent portion	13,484	14,837

Total liabilities	98,308	38,721

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.0001 par value; 110,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 39,270,448 and 38,246,601 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	413,889	392,965
Accumulated deficit	(311,316)	(199,058)

Total stockholders’ equity	102,577	193,911

Total liabilities and stockholders’ equity	$200,885	$232,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

Eargo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue, net	$(22,869)	$18,186	$22,062	$46,776
Cost of revenue	7,552	5,434	20,311	15,295

Gross profit (loss)	(30,421)	12,752	1,751	31,481
Operating expenses:
Research and development	7,296	2,871	17,222	7,888
Sales and marketing	24,444	12,354	63,202	34,041
General and administrative	16,887	5,163	32,806	14,498

Total operating expenses	48,627	20,388	113,230	56,427

Loss from operations	(79,048)	(7,636)	(111,479)	(24,946)
Other income (expense), net:
Interest income	2	3	19	26
Interest expense	(269)	(279)	(798)	(1,422)
Other income (expense), net	—	(187)	—	(87)
Loss on extinguishment of debt	—	(1,627)	—	(1,627)

Total other income (expense), net	(267)	(2,090)	(779)	(3,110)

Loss before income taxes	(79,315)	(9,726)	(112,258)	(28,056)
Income tax provision	—	—	—	—

Net loss and comprehensive loss	$(79,315)	$(9,726)	$(112,258)	$(28,056)

Net income (loss) attributable to common stockholders, basic and diluted	$(79,315)	$—	$(112,258)	$(18,216)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(2.02)	$—	$(2.90)	$(57.73)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted	39,195,211	398,895	38,765,151	315,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance December 31, 2020	—	$—	38,246,601	$4	$392,965	$(199,058)	$193,911
Stock-based compensation	—	—	—	—	5,449	—	5,449
Exercise of stock options	—	—	51,467	—	118	—	118
Net loss and comprehensive loss	—	—	—	—	—	(13,621)	(13,621)

Balance March 31, 2021	—	—	38,298,068	4	398,532	(212,679)	185,857
Stock-based compensation	—	—	—	—	5,519	—	5,519
Exercise of stock options and release of restricted stock units	—	—	668,760	—	1,181	—	1,181
Issuance of common stock in connection with employee stock purchase plan	—	—	174,743	—	2,674	—	2,674
Net loss and comprehensive loss	—	—	—	—	—	(19,322)	(19,322)

Balance June 30, 2021	—	—	39,141,571	4	407,906	(232,001)	175,909
Stock-based compensation	—	—	—	—	5,630	—	5,630
Exercise of stock options and release of restricted stock units	—	—	128,877	—	353	—	353
Net loss and comprehensive loss	—	—	—	—	—	(79,315)	(79,315)

Balance September 30, 2021	—	$—	39,270,448	$4	$413,889	$(311,316)	$102,577

Eargo, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance December 31, 2019	11,825,812	$152,880	265,943	$—	$3,100	$(159,203)	$(156,103)
Stock-based compensation	—	—	—	—	525	—	525
Exercise of stock options	—	—	4,188	—	8	—	8
Net loss and comprehensive loss	—	—	—	—	—	(11,738)	(11,738)

Balance March 31, 2020	11,825,812	152,880	270,131	—	3,633	(170,941)	(167,308)
Stock-based compensation	—	—	—	—	471	—	471
Exercise of stock options	—	—	10,335	—	18	—	18
Net loss and comprehensive loss	—	—	—	—	—	(6,592)	(6,592)

Balance June 30, 2020	11,825,812	152,880	280,466	—	4,122	(177,533)	(173,411)
Issuance of Series E convertible preferred stock, net of issuance costs of $4,056	10,513,921	67,267	—	—	—	—	—
Issuance of Series E convertible preferred stock, upon extinguishment of convertible notes (Note 7)	1,889,548	12,818	—	—	—	—	—
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	—	(9,840)	—	—	9,840	—	9,840
Stock-based compensation	—	—	—	—	1,367	—	1,367
Exercise of stock options	—	—	254,133	—	333	—	333
Net loss and comprehensive loss	—	—	—	—	—	(9,726)	(9,726)

Balance September 30, 2020	24,229,281	$223,125	534,599	$—	$15,662	$(187,259)	$(171,597)

Eargo, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss	$(112,258)	$(28,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,780	1,805
Stock-based compensation	15,850	2,363
Non-cash interest expense and amortization of debt discount	314	1,178
Non-cash operating lease expense	621	838
Bad debt expense	9,331	2,135
Loss on disposal of property and equipment	155	—
Loss on extinguishment of debt	—	1,627
Change in fair value of financial instruments	—	84
Changes in operating assets and liabilities:
Accounts receivable	(20,498)	(2,660)
Inventories	(3,535)	(409)
Prepaid expenses and other current assets	1,745	219
Other assets	(148)	963
Accounts payable	5,175	579
Accrued expenses	639	783
Sales returns reserve	11,293	(636)
Settlement liability	34,372	—
Other current liabilities	1,646	362
Deferred revenue	(294)	(217)
Operating lease liabilities	(687)	(883)
Other liabilities	—	(127)

Net cash used in operating activities	(53,499)	(20,052)

Investing activities:
Purchases of property and equipment	(708)	(844)
Capitalized software development costs	(3,428)	(2,601)
Cash paid for acquisition of business	(2,434)	—

Net cash used in investing activities	(6,570)	(3,445)

Financing activities:
Proceeds from stock options exercised	1,652	359
Proceeds from employee stock purchase plan purchases	2,674	—
Proceeds from debt financing	—	15,000
Proceeds from convertible preferred stock issuance, net of issuance costs	—	67,867
Proceeds from issuance of convertible notes, net of issuance costs	—	10,053
Proceeds from PPP loan	—	4,574
Repayment of PPP loan	—	(4,574)
Debt repayments	—	(12,720)
Payments of deferred offering costs	—	(222)

Net cash provided by financing activities	4,326	80,337

Net increase (decrease) in cash and cash equivalents	(55,743)	56,840
Cash and cash equivalents at beginning of period	212,185	13,384

Cash and cash equivalents at end of period	$156,442	$70,224

Supplemental disclosure of cash flow information:
Cash paid for taxes	$84	$—

Cash paid for interest	$485	$253

Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$7,046	$2,392

Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$47	$421

Stock-based compensation included in capitalized software costs	$748	$—

Convertible preferred stock issuance costs included in accounts payable	$600	$600

Acquisition liability in accrued liabilities	$429	$—

Deferred offering costs in accounts payable and accrued liabilities	$—	$1,053

Derivative liability in connection with issuance of convertible promissory notes on issuance	$—	$2,879

Issuance of Series E convertible preferred stock upon extinguishment of convertible notes	$—	$12,818

Settlement of derivative liability in connection with extinguishment of convertible notes	$—	$3,085

Issuance of convertible preferred stock warrants in connection with debt financing	$—	$270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In
t
roductory Note
On September 21, 2021, Eargo, Inc. (the “Company”) was informed that it was the target of a criminal investigation by the U.S. Department of Justice (the “DOJ”) related to insurance reimbursement claims the Company submitted on behalf of its customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program. The investigation also pertained to Eargo’s role in customer reimbursement claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Additionally, the Company’s largest third-party payor conducted an audit of insurance reimbursement claims (“claims”) submitted by the Company (the “Primary Audit”), which included a review of medical records. The Company was informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.
On April
29,
2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation related to the Company’s role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. The settlement agreement provided for the Company’s payment of approximately $34.4 million to the U.S. government and resolved allegations that the Company submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes.
From the time the Company learned of the DOJ investigation and until December 8, 2021, the Company continued to process orders for customers with potential insurance benefits (including FEHB program members) but suspended all claims submission activities and has offered affected customers (
i.e.
, customers using insurance benefits as a method of direct payment for transactions prior to December 8, 2021) the option to return their hearing aids or purchase their hearing aids without the use of their insurance benefits in case their claim is denied or ultimately not submitted by the Company to their insurance plan for payment (the “extended right of return”).
Beginning on December 8, 2021, the Company made the decision to stop accepting insurance benefits as a method of direct payment and it is uncertain when, if ever, the Company will resume accepting insurance benefits as a method of direct payment. While the Company intends to work with the government and third-party payors at the appropriate time with the objective of validating and establishing
processes to support any future claims that it may submit for reimbursement, the Company may not be able to arrive at acceptable processes or submit any future claims.
Total
life-to-date
payments the Company has received
through
December 31, 2021 from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were
approximately $44 million. As discussed further in Note 6, based on the settlement agreement with the U.S. government, the Company has recorded a settlement liability of $34.4 million as of September 30, 2021. The settlement amount
was
treated as
 consideration payable to a customer and was recorded as a reduction in revenue in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021.
The Company determined that customer transactions using insurance benefits as a method of direct payment occurring subsequent to learning of the DOJ investigation on September 21, 2021 did not meet the criteria for revenue recognition under Accounting Standards Codification (“ASC”) 606. As such, the Company did not recognize revenue for shipments to customers with potential insurance benefits, substantially all of whom were covered under the FEHB program, subsequent to that date.
The Company estimates that a majority of customers with unsubmitted claims as of September 30, 2021 will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by the Company for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, the Company recorded $13.3 million of estimated sales returns as a
reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits. This $13.3 million of estimated sales returns include a change in accounting estimate of $5.1 million from transactions that occurred during the first and second quarters of 2021 (see the caption “Sales returns reserve” under Note 4 for more information).
Of
the
$15.6 million
sales returns reserve
 recorded
as of September 30, 2021
, $12.5 million
relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.

Further, the Company also estimates that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by the Company for payment may not pay for or return the hearing aid system. As a result, the Company recorded $8.7 million of bad debt expense during the third quarter of 2021 related to insurance claims receivable balances, which are recorded as a component of accounts receivable, net, in the condensed consolidated balance sheets. Of this $8.7 million in bad debt expense, $5.8 million relates to submitted claims that have been denied or have not been paid and was written off during the third quarter of 2021.
Notwithstanding the settlement, the Company remains subject to prepayment review of claims by its largest third-party payor before any insurance payments are made. The Company does not intend to submit any claims through the FEHB program until it is able to align with the Office of Personnel Management (the “OPM”) on and establish processes for supporting the submission of these claims, and the Company may be unable to do so.
1. Description of business
The Company is a medical device company dedicated to improving the quality of life of people with hearing loss. The Company’s innovative product and go-to-market
approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost.
Liquidity and going concern
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of September 30, 2021, the Company had cash and cash equivalents of
$156.4 million
and an accumulated deficit of
$311.3 million.
The Company believes that without any future financing, its current resources are insufficient to satisfy its obligations as they become due within one year after the date that the financial statements are issued. The negative cash flows and current lack of financial resources of the Company raise substantial doubt as to the Company’s ability to continue as a going concern.
The Company’s future operating requirements will be substantial and it will need to raise significant additional resources to fund its operations through equity or debt financing, or some variation thereof. The Company is currently exploring fundraising opportunities to meet these capital requirements. If the Company is unable to raise additional funding to meet its operational needs, it will be forced to limit or cease its operations.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty.

While the extent to which the Company is able to validate and establish processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, if at all, in the future, and the future impacts of the anticipated implementation of a pending over-the-counter (“OTC”) hearing aid regulatory framework (which may lead insurance providers to take actions limiting the Company’s ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for the Company) difficult to assess or predict at this time, since the announcement of the DOJ investigation, there has been and may continue to be a significant reduction in shipments, revenue and gross margin, which could negatively impact the Company’s liquidity and working capital, including by impacting its ability to increase its existing credit facility or access any additional capital.
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
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the SEC on March 16, 2021.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, the sales returns reserve, the present value of lease liabilities, the fair value of equity securities, the fair value of financial instruments, the allowance for doubtful accounts, the net realizable value of inventory, the fair value of assets acquired in a business combination, the useful lives of long-lived assets, accrued product warranty reserve, legal and other contingencies, certain other accruals and recoverability of the Company’s net deferred tax assets and the related valuation allowance. Management periodically evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.
Significant accounting policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report on Form
10-K.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of September 30, 2021, the Company has not experienced any losses on its deposit accounts and money market accounts. As of September 30, 2021, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.
Approximately 92% and 74% of the Company’s gross accounts receivable as of September 30, 2021 and December 31, 2020, respectively, were for customers with insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 85% and 45% of the Company’s gross accounts receivable as of September 30, 2021 and December 31, 2020, respectively, were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through the Company’s largest third-party payor, which conducted
the Primary Audit. The increase in gross accounts receivable as of September 30, 2021 was primarily due to the Primary Audit, during which certain
claims with a service date after March 1, 2021, have not yet and may never be submitted for reimbursement.
 We remain subject to a prepayment review of claims by the payor who conducted the Primary Audit.

Please see Introductory Note at the beginning of these Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the DOJ investigation and settlement and claims audits.
Accounts receivable, net
Accounts receivable represents amounts due from third-party institutions for credit card and debit card transactions and trade accounts receivable. Trade accounts receivable are primarily insurance claims receivable amounts due from third-party payors and end-users.
Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on an assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Bad debt expense is recorded as a component of general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Accounts receivable balances are written off when they are ultimately determined to be uncollectible.
Please see Introductory Note at the beginning of these Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the DOJ investigation and settlement and claims audits and their impact on the Company’s accounts receivable.
Goodwill, finite-lived acquired intangible assets, and impairment
Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. In November of each fiscal year, or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. Impairment testing is performed at the reporting unit level. There were no impairments to goodwill during the three and nine months ended September 30, 2021.
The following table presents the changes in the carrying amount of goodwill:

Total
(in thousands)
Balance December 31, 2020	$—
Addition due to business acquisition	873

Balance September 30, 2021	$873

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
Revenue recognition
The Company’s revenue is generated from the sale of products (hearing aid systems and related accessories) and services (extended warranties). These products and services are primarily sold directly to customers through the Eargo website and the Company’s sales representatives.
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
Identify the contract with a customer
. The Company generally considers completion of an Eargo sales order (which requires customer acceptance of the Company’s click-through terms and conditions for website sales and authorization of payment through credit card or another form of payment for sales made over the phone) as a customer contract provided that collection is considered probable. For payments that are not made upfront by credit card, the Company assesses insurance eligibility or customer creditworthiness based on credit checks, payment history, and/or other circumstances. For orders involving insurance payors, the Company validates customer eligibility and potential reimbursement amounts prior to shipping the product. If the criteria to establish a contract with a customer is not met, revenue is not recognized in accordance with ASC 606.

Identify the performance obligations in the contract
. Product performance obligations include hearing aid systems and related accessories and service performance obligations include extended warranty coverage. The Company also offers customers a one-time
replacement of certain components of the hearing aid system for a fee (
i.e.
, “loss and damage policy”), which represents an option with material right. However, as the historical redemption rate under the policy has been low, the option is not accounted for as a separate performance obligation. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.
The Company has elected to treat shipping and handling activities performed after a customer obtains control of products as a fulfillment activity.
Determine the transaction price and allocation to performance obligations
. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the
45-day
right of return that applies to all products and the extended right of return offered for certain shipments involving insurance payors prior to December 8, 2021 (at which time the Company ceased accepting insurance benefits as a method of direct payment). Please see Introductory Note at the beginning of these Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the extended right of return. To estimate product returns, the Company analyzes various factors, including historical return levels, current economic trends, and insurance coverage. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price. Consideration paid or payable to a customer that is not for a distinct good or service is accounted for as a reduction of the transaction price and recorded as a reduction in revenue in the period it becomes payable.
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
Recognize revenue when or as the Company satisfies a performance obligation
. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment, provided all other revenue recognition criteria have been met. Revenue for services (extended warranty) is recognized over time on a ratable basis over the warranty period. The Company does not have material contract liabilities related to unsatisfied performance obligations as of September 30, 2021 and December 31, 2020.
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
Net income (loss) per share attributable to common stockholders
The Company follows the
two-class
method when computing net income (loss) per share in periods in which shares that meet the definition of participating securities are outstanding. The two-class
method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class
method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. Potentially dilutive securities are not assumed to have been issued if their effect is anti-dilutive.

Recent accounting pronouncements not yet adopted
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company no longer qualifies as an emerging growth company as of December 31, 2021 and will first present the application of this standard in its annual financial statements for the year ended December 31, 2021. This new standard must be adopted using a modified retrospective approach, with certain exceptions. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
, which is intended to simplify the accounting for income taxes. This standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing standards to improve consistent application. This new standard is effective for the Company in the fiscal year beginning January 1, 2022. An entity that elects early adoption must adopt all the amendments in the same period. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—
Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
, which is intended to simplify the accounting for convertible debt instruments and convertible preferred stock. This standard removes the existing guidance in ASC
470-20
that requires companies to account for cash conversion features and beneficial conversion features in equity separately from the host convertible debt or preferred stock. This new standard is effective for the Company beginning January 1, 2022. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
3. Fair value measurements
There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of September 30, 2021 or December 31, 2020.
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
4. Balance sheet components
Inventories
Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	September 30,	December 31,
	2021	2020

	(in thousands)
Raw materials	$1,553	$853
Finished goods	4,721	1,886

Total inventories	$6,274	$2,739

Property and equipment, net
Property and equipment, net, consists of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Capitalized software	$10,775	$6,744
Tools and lab equipment	4,696	4,426
Furniture and fixtures	906	906
Leasehold improvements	757	757
Computer and equipment	288	288

	17,422	13,121
Less accumulated depreciation and amortization	(7,630)	(5,087)

Total property and equipment, net	$9,792	$8,034

Depreciation and amortization
 expense
for the three months ended September 30, 2021 and 2020 amounted to $1.4 million and $0.7 million, respectively, which includes amortization of capitalized software costs of $0.8 million and $0.2 million, respectively. Depreciation and amortization for the nine months ended September 30, 2021 and 2020 amounted to $2.8 million and $1.8 million, respectively, which includes amortization of capitalized software costs of $1.2 million and $0.6 million, respectively.
Intangible assets, net
Intangible assets, net consist of the following as of September 30, 2021:

	Gross carrying value	Accumulated amortization	Net carrying value

	(in thousands)
Developed technologies	$1,700	$107	$1,593
Other	290	48	242

Total intangible assets, net	$1,990	$155	$1,835

Amortization expense was $0.2 million for the three and nine months ended September 30, 2021.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net as of September 30, 2021:

Amount
(in thousands)
Remainder of 2021	$154
2022	618
2023	425
2024	425
2025	213

Total	$1,835

Accrued expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Accrued compensation	$5,404	$5,861
Accrued warranty reserve	3,562	2,390
Refunds due to customers	665	581
Accrued vendor costs	442	751
Other accruals	429	—

Total accrued expenses	$10,502	$9,583

Sales returns reserve

During the three months ended September 30, 2021, the Company made a change in its accounting estimate of the sales returns reserve based on its estimate that a majority of customers with unsubmitted claims as of September 30, 2021 will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by the Company for payment. The effect of the change in estimate for the three months and nine months ended September 30, 2021, is a reduction of revenue and an increase in net loss and comprehensive loss of
$5.1 million
, or a decrease

of
$0.13 per
both basic and diluted share. This change in estimate is related to unsubmitted claims as of September 30, 2021, from transactions that occurred during the first and second quarters of 2021.

The sales returns reserve consists of the following activity:

	Nine months ended September 30,
	2021	2020

	(in thousands)
Sales returns reserve, beginning balance	$4,326	$3,759
Reduction of revenue	32,612	15,906
Utilization of sales returns reserve	(21,319)	(16,542)

Sales returns reserve, ending balance	$15,619	$3,123

Allowance for doubtful accounts
During the three months ended September 30, 2021, the Company made a change in its accounting estimate of the allowance for doubtful accounts as of September 30, 2021 based on its estimate that a significant number of customers with an extended right of return and whose claims are denied by insurance providers or not submitted by the Company for payment may
not pay for or return the hearing aid system. The effect of the change in estimate for the three months and nine months ended September 30, 2021 is an increase in general and administrative expenses and net loss and comprehensive loss of $6.1 million, or a decrease of $0.16 per both basic and diluted share. This change in estimate is related to insurance claims receivable balances as of September 30, 2021, from transactions that occurred during the first and second quarters of 2021.
Of the $9.3 million recorded to bad debt expense during the nine months ended September 30, 2021, $5.8 million relates to submitted claims that have been denied or have not been paid and was written off during the third quarter of 2021.
The allowance for doubtful accounts consists of the following activity:

	Nine months ended September 30,
	2021	2020

	(in thousands)
Allowance for doubtful accounts, beginning balance	$1,868	$225
Charged to expense	9,331	2,135
Accounts written off, net of recoveries	(6,628)	(63)

Allowance for doubtful accounts, ending balance	$4,571	$2,297

Accrued warranty reserve
The accrued warranty reserve consists of the following activity:

	Nine months ended September 30,
	2021	2020

	(in thousands)
Accrued warranty reserve, beginning balance	$2,390	$450
Charged to cost of revenue	2,145	2,318
Utilization of accrued warranty reserve	(973)	(998)

Accrued warranty reserve, ending balance	$3,562	$1,770

5. Acquisitions
In June 2021, the Company completed the purchase of certain
web-based
hearing screening technology assets (“Clementine”) for $2.9 million in cash, of which $2.4 million has been paid as of September 30, 2021. This purchase was accounted for as a business combination. Clementine offers remote audiology solutions and self-administered hearing screen technology to consumers across digital and in-person
settings with an online tool. The Company believes that integrating this technology with the Company’s telecare infrastructure has the potential to further advance its core mission of making it easier for consumers to assess their hearing, consult with hearing professionals, and purchase Eargo hearing devices more conveniently.
The table below presents the purchase price allocation.

(in thousands)
Goodwill	$873
Intangible assets	1,990

Total fair value of consideration	$2,863

The intangible assets acquired in the Clementine acquisition are comprised primarily of developed technologies and have a weighted-average amortization period of 3.6 years as of the date of the acquisition.
6. Commitments and contingencies
Operating leases
The Company has entered into
non-cancelable
operating leases for its offices. These leases generally contain scheduled rent increases and renewal options, which are not included in the determination of lease term unless the Company is reasonably certain that the renewal option would be exercised.
New San Jose lease
In September 2021, the Company entered into a lease agreement, as amended, for approximately 30,000 square feet of office and laboratory space located in San Jose, California, which the Company plans to use as its headquarters starting in early 2022. The lease commenced in September 2021 and has a
93-month
term with two
60-month
renewal options. The Company recorded a
right-of-use
(“ROU”) asset of $6.9 million and lease liability of $6.8 million as of commencement of the lease.
Nashville lease
In February 2021, the Company amended the operating lease for its Nashville, Tennessee office to extend the term of the initial lease through March 2023 and reduce the size of office space leased. This extension was accounted for as a lease modification and the Company recorded an increase to the ROU asset and lease liability of $0.4 million at the time of the amendment.
As of September 30, 2021, the Company recorded an aggregate ROU asset of $7.6 million and an aggregate lease liability of $7.6 million in the accompanying condensed consolidated balance sheet. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 7.7%. The weighted-average remaining lease term is 7.1 years.
For the three and nine months ended September 30, 2021, the Company incurred $0.3 million and $0.9 million of operating lease costs. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the three and nine months ended September 30, 2021.
As of September 30, 2021, undiscounted future minimum lease payments due under the non-cancelable
operating leases are as follows:

Operating leases
(in thousands)
Remainder of 2021	$308
2022	1,327
2023	1,114
2024	1,081
2025	1,331
Thereafter	4,979

Total minimum future lease payments	10,140
Present value adjustment for minimum lease commitments	(2,585)

Total lease liability	$7,555

Legal and other contingencies
The Company is involved in legal proceedings in the ordinary course of its business and may become involved in additional legal proceedings. Other than those listed below, the Company does not believe that any lawsuits or claims currently pending against it, individually or in the aggregate, are material or will have a material adverse effect on its financial condition, results of operations or cash flows. The Company may enter into settlement discussions, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders. Unless stated otherwise, the matters discussed below, if decided adversely or settled by the Company, individually or in the aggregate, may result in a liability material to the Company’s financial condition, results of operations or cash flows.
The Company is also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. The Company has estimated exposure and established reserves for its estimated sales tax audit liability.

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim.
DOJ Investigation and Settlement.
On September 21, 2021, the Company was informed that it was the target of a criminal investigation by the DOJ related to insurance reimbursement claims the Company submitted on behalf of its customers covered by various federal employee health plans under the FEHB program. The investigation also pertained to the Company’s role in customer reimbursement claim submissions to federal employee health plans. Additionally, the Company was the subject of an ongoing claims audit by an insurance company that is the Company’s largest third-party payor and was informed by such insurance company that the DOJ was the principal contact related to the subject matter of the audit. In addition to such audit, the Company has been subject to a number of other audits of insurance reimbursement claims submitted to additional third-party payors. One of these claims audits does not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.
On April
29,
2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation
,
 including allegations that the Company violated the False Claims Act by knowingly submitting or causing the submission of false claims for payment under the FEHB program during the period from February 1, 2021 through September 22, 2021.
The settlement agreement provided for the payment by the Company of approximately $34.4 million to the U.S. government and resolved allegations that the Company submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. The Company recorded a
$34.4
million settlement liability in the condensed consolidated balance sheets as of September 30, 2021 in connection with the settlement. The settlement amount was treated as consideration payable to a customer and was recorded as a reduction in revenue in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021.
The settlement of the investigation may not resolve all of the audits of insurance reimbursement claims by additional third-party payors, and additionally the Company remains subject to a prepayment review of claims by the payor who conducted the Primary Audit. The Company will need to work with the government (including the OPM) and third-party payors to potentially validate and establish processes to support any future claims that it may submit for reimbursement, and there are no guarantees that the Company will be able to arrive at any such acceptable processes or submit any future claims. The Company does not intend to submit any claims through the FEHB program until it is able to align with the OPM on and establish processes for supporting the submission of these claims.
Securities Class
 Action
.
Fazio v. Eargo, Inc., Christian Gormsen, & Adam Laponis.
, No.
21-cv-07848
(N.D. Cal. Oct. 6, 2021);
Chung v. Eargo, Inc., Christian Gormsen, & Adam Laponis.
, No.
21-cv-08597
(N.D. Cal. Nov. 4, 2021);
IBEW Local 353 Pension Plan v. Eargo, Inc., Christian Gormsen, Adam Laponis, Josh Makower, Juliet Bakker, Peter Tuxen Bisgaard, Doug Hughes, Geoff Pardo, Nina Richardson, A. Brooke Seawell, David Wu, J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, & William Blair
 & Company, L.L.C.
, No.
21-cv-08747
(N.D. Cal. Nov. 10, 2021). On October 6, 2021, putative shareholder Joseph Fazio filed a purported securities class action against the Company and certain of its officers (the “Fazio action”). Plaintiff alleges that certain of the Company’s disclosures about its business, operations and prospects, including reimbursements from third-party payors, violated federal securities laws. Fazio voluntarily dismissed his complaint on December 6, 2021. On November 4, 2021, putative shareholder Alden Chung filed a substantially similar purported class action lawsuit (the “Chung action”). On November 10, 2021, putative shareholder IBEW Local 353 Pension Plan filed a similar purported class action, and also asserted claims under the federal securities laws against current and former members of the Company’s Board of Directors (the “Board of Directors”) and the underwriters of the Company’s October 15, 2020 initial public offering of common stock (the “IBEW action”). These class actions, which seek damages and other relief, were filed in the U.S. District Court for the Northern District of California. The Fazio and Chung actions were brought purportedly on behalf of a class of investors who purchased or otherwise acquired Eargo securities between February 25, 2021 and September 22, 2021. The IBEW Local 353 action was brought purportedly on behalf of a class of investors who purchased or otherwise acquired: (i) Eargo shares in or traceable to the Company’s October 15, 2020 initial public offering of common stock; and/or (ii) shares of Eargo common stock between October 15, 2020 and September 22, 2021. On January 5, 2022, the court consolidated the foregoing class actions (as consolidated, the “Securities Class Action”) under the caption
In re Eargo, Inc. Securities Litigation
, No.
21-cv-08597-CRB,
and appointed IBEW Local 353 Pension Plan and Xiaobin Cai as Lead Plaintiffs and Bernstein Litowitz Berger & Grossmann LLP and Block & Leviton LLP as Lead Counsel. Lead Plaintiffs have not yet filed a consolidated amended complaint.
The Company intends to vigorously defend the Securities Class Action and cannot reasonably estimate any loss or range of loss that may arise from the litigation. Accordingly, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether its business, financial position, results of operations, or cash flows will not be materially adversely affected.

Derivative Action.
Wolfson v. Christian Gormsen, Joshua Makower, Douglas J. Hughes, Nina Louise Richardson, Katie J. Bayne, Peter Tuxen
Bisgaard, A. Brooke Seawell, David Wu, and Eargo, Inc.
, No.
21-cv-09342
(N.D. Cal. Dec. 3, 2021). On December 3, 2021, putative shareholder Barbara Wolfson filed a derivative complaint purportedly on Eargo’s behalf against members of the Board of Directors and the Company as nominal defendant (the “Derivative Action”). Plaintiff asserts, among other things, that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures and compliance with laws, rules and regulations governing the business. Plaintiff purports to assert derivative claims on the Company’s behalf for alleged violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breach of fiduciary duty, waste of corporate assets, and aiding and abetting. On March 1, 2022, the court entered the parties’ stipulation staying the Derivative Action until the anticipated motion to dismiss in the Securities Class Action is decided.
The defendants intend to vigorously defend the Derivative Action and cannot reasonably estimate any loss or range of loss that may arise from the litigation. Accordingly, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether its business, financial position, results of operations, or cash flows will not be materially adversely affected.
7. Debt obligations
2018 Loan Agreement
In June 2018, the Company entered into a Loan and Security Agreement (the “2018 Loan Agreement”) with Silicon Valley Bank. Under the terms of the 2018 Loan Agreement, Silicon Valley Bank made available to the Company term loans in an aggregate principal amount of $12.5 million and the Company borrowed $7.0 million in 2018. The Company’s existing subsidiaries are, and any additional future domestic subsidiaries of the Company are required to be, co-borrowers
jointly and severally liable under the 2018 Loan Agreement.
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
The term loan under the Third Amendment matures in September 2024 with interest-only monthly payments until January 2022, which was extended to July 2022 upon the completion of the Company’s initial public offering (“IPO”) in October 2020. The term loan accrues interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.0% (4.25% as of September 30, 2021) and includes a final payment fee equal to 6.25% of the original aggregate principal amount. In connection with the execution of the Third Amendment, the Company issued Silicon Valley Bank a warrant to purchase 53,487 shares of Series E convertible preferred stock. The amendment was accounted for as a modification.
Borrowings under the Third Amendment are collateralized by substantially all the assets of the Company, excluding intellectual property (but including rights to payment and proceeds thereof). The Third Amendment contains customary affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but do not include any financial covenants. The Company was in compliance with all of the covenants as of September 30, 2021.
As of September 30, 2021, outstanding principal on the term loan and accrual for the final payment fee amounted to $15.3 million. During the nine months ended September 30, 2021 and 2020, the Company recognized interest expense related to the term loans of $0.8 million and $0.5 million, respectively, which is inclusive of amortization of debt discount. The effective interest rate was 7.12% as of September 30, 2021.

2020 Convertible Promissory Notes
The Company issued an aggregate of $8.9 million in convertible promissory notes in March 2020 and an additional aggregate of $1.2 million in April 2020 in a subsequent closing (the “2020 Notes”). The 2020 Notes accrued interest at a rate of 6.0% per annum.
The 2020 Notes contained a redemption feature such that in the event of a qualified sale of preferred stock or other equity securities resulting in aggregate gross proceeds to the Company of at least $15.0 million, all principal and accrued and unpaid interest under the 2020 Notes will automatically convert into the preferred stock issued in such a financing at a price per share equal to 80% of the lowest price per share of the preferred stock sold in the financing. This redemption feature and other features contained in the 2020 Notes were determined to be embedded derivatives requiring bifurcation and were separately accounted for as a single compound derivative instrument.
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
In July 2020, the 2020 Notes were redeemed whereby the outstanding principal balance of $10.1 million and accrued interest of $0.2 million was converted into shares of Series E convertible preferred stock at a price equal to 80% of the amount per share paid by the investors in the Series E preferred stock financing. The redemption of the 2020 Notes was accounted for as a debt extinguishment, which resulted in a loss of $1.6 million that was recognized in other income (expense) in the consolidated statement of operations and comprehensive loss. The loss on extinguishment was calculated as the difference between (i) the fair value of the shares of Series E convertible preferred stock issued to settle the 2020 Notes and (ii) the carrying value of the 2020 Notes, net of the unamortized debt discount, plus the fair value of the derivative liability associated with the 2020 Notes at the time of extinguishment.
8. Convertible preferred stock
Series E convertible preferred stock issuances
In July and August 2020, the Company issued an aggregate of 10,513,921 shares of Series E convertible preferred stock at a purchase price of $6.7836 per share in exchange for net proceeds of approximately $67.3 million.
Contemporaneous with the initial closing of the Series E convertible preferred stock financing, the 2020 Notes (see Note 7) were redeemed whereby all of the outstanding principal and accrued interest amounting to $10.3 million was converted into 1,889,548 shares of Series E convertible preferred stock.
In connection with the Series E convertible preferred stock financing, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation amended the liquidation right held by holders of Series C and Series
C-1
convertible preferred stock under which such holders were entitled to an aggregate liquidation amount per share from up to two times the original issue price to one times the original issuance price for the related series upon the event of a liquidation, dissolution, or winding up of the Company. This amendment of the liquidation right was determined to be significant using the qualitative approach. As such, the Company accounted for the amendment as an extinguishment of the outstanding Series C and Series
C-1
convertible preferred stock and recorded a gain on extinguishment of $9.8 million on the date of the filing of the charter. The gain on the extinguishment of Series C and Series
C-1
convertible preferred stock was calculated by taking the difference between the net carrying value of $59.7 million of Series C and Series
C-1
convertible preferred stock immediately prior to the amendment of the liquidation right and the fair value of $49.9 million of the new of Series C and Series
C-1
convertible preferred stock that for accounting purposes was deemed to be issued in connection with the amended and restated certificate of incorporation filed in connection with the Series E convertible preferred stock financing. The gain on extinguishment was recorded as a deemed contribution in equity and was recorded as a decrease to the net loss attributable to common stockholders for the three and nine months ended September 30, 2020 and as an increase to additional paid in capital.
In October 2020, immediately prior to the completion of the IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into 28,196,388 shares of common stock at the applicable conversion ratio then in effect.

9. Stock-based compensation
Total stock-based compensation is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$104	$9	$403	$17
Research and development	1,584	295	3,751	550
Sales and marketing	1,841	344	5,595	594
General and administrative	1,949	719	6,101	1,202

Total stock-based compensation	$5,478	$1,367	$15,850	$2,363

Stock-based compensation costs capitalized as part of capitalized software costs was $0.2 million and $0.7 million during the three and nine months ended September 30, 2021, respectively. No such costs were capitalized during the three and nine months ended September 30, 2020.
Equity incentive plans
As of September 30, 2021, 5,219,664 shares of common stock are issuable upon the exercise of outstanding awards under the 2010 Equity Incentive Plan. As of September 30, 2021, the Company had reserved 6,931,546 shares of common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”), of which 6,111,083 are available for issuance in connection with grants of future awards.
Stock options
Stock option activity for the nine months ended September 30, 2021 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2020	6,468,844	$2.78	8.77	$271,944
Grants	305,665	49.27
Exercises	(822,555)	2.01
Cancelled/forfeited	(408,720)	9.61

Balance September 30, 2021	5,543,234	$4.96	8.18	$21,327

Vested and exercisable at September 30, 2021	2,040,950	$2.93	7.40	$9,003

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $25.94 and $3.05 per share, respectively.
The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock.
As of September 30, 2021, total unrecognized stock-based compensation related to outstanding unvested stock options was $15.4 million, which the Company expects to recognize over a remaining weighted-average period of approximately 2.6 years.
The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Nine months ended September 30,
Valuation assumptions:	2021	2020
Expected volatility	54% - 57%	60% - 71%
Expected term	5.8 - 6.7 years	5.1 -7.0 years
Risk-free interest rate	0.62% - 1.09%	0.23% - 1.20%
Dividend yield	—	—

Restricted stock units
Restricted stock units (“RSUs”) granted under the 2020 Plan are share awards that generally entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. RSUs cannot be transferred, and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the release of the vesting restrictions. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.
RSU activity for the nine months ended September 30, 2021 is set forth below:

	Number of shares	Weighted average grant date fair value per share
Balance December 31, 2020	8,270	$50.70
RSUs granted	481,100	45.61
RSUs vested	(26,549)	54.44
RSUs forfeited	(63,156)	50.90

Balance September 30, 2021	399,665	$44.29

As of September 30, 2021, total unrecognized stock-based compensation related to unvested RSUs was $16.7 million, which the Company expects to recognize over a remaining weighted-average period of approximately 3.6 years.
Performance-based restricted stock units
In June 2021, the Company granted 80,000 RSUs with performance-based vesting conditions primarily related to sales targets that must be met by December 31, 2022 for the awards to vest. The vesting conditions were deemed probable as of September 30, 2021. The grant date fair value of the awards was $3.0 million. None of these awards have vested or were forfeited as of September 30, 2021.
Employee stock purchase plan
In October 2020, the Board of Directors and stockholders adopted and approved the ESPP. As of September 30, 2021, the Company reserved 1,109,239 shares of common stock for issuance under the ESPP, of which 934,496 are available for future issuance. The ESPP provides for consecutive, overlapping
24-month
offering periods, which are generally divided into four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year, with exception of the first offering period which commenced on October 16, 2020, the first trading day after the effective date of the Company’s registration statement. Contributions under the ESPP are generally limited to a maximum of 15% of an employee’s eligible compensation.
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
The Company recorded $2.3 million and $8.4 million of stock-based compensation related to the ESPP for the three and nine months ended September 30, 2021. 174,743 shares were issued under the ESPP during the nine months ended September 30, 2021. The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions for the offering period that started in May 2021:

Nine months ended
Valuation assumptions:	September 30, 2021
Expected volatility	44% - 57%
Expected term	0.5 - 2.0 years
Risk-free interest rate	0.04% - 0.16%
Dividend yield	—
As of September 30, 2021, total unrecognized stock-based compensation related to the ESPP was $9.0 million, which the Company expected to recognize over a remaining weighted-average period of approximately 1.1 years. However, as a result of the uncertainty created by the DOJ investigation and the claims audits, the ESPP was suspended on November 9, 2021. All outstanding participant contribution amounts of $2.2 million were refunded to participants during the fourth quarter of 2021 and all future purchases under the current offering periods were cancelled. The Company will account for the suspension of the ESPP as a cancellation of the ESPP awards and will accelerate and recognize $9.0 million of stock-based compensation in the fourth quarter of 2021.

10. Net income (loss) per share attributable to common stockholders
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	—	28,196,388	—	28,196,388
Common stock options issued and outstanding	5,543,234	6,761,512	5,543,234	6,761,512
Restricted stock units	479,665	—	479,665	—
Shares issuable pursuant to ESPP	328,625	—	328,625	—
Convertible preferred stock warrants	—	137,812	—	137,812

Total	6,351,524	35,095,712	6,351,524	35,095,712

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(79,315)	$(9,726)	$(112,258)	$(28,056)
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	—	9,840	—	9,840
Undistributed earnings allocated to participating securities	—	(114)	—	—

Net income (loss) attributable to common stockholders, basic and diluted	$(79,315)	$—	$(112,258)	$(18,216)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted	39,195,211	398,895	38,765,151	315,546

Net income (loss) per share attributable to common stockholders, basic and diluted	$(2.02)	$—	$(2.90)	$(57.73)

11. Subsequent events
Equity matters
As a result of the uncertainty created by the DOJ investigation and the claims audits, the Company has suspended its practice of granting equity awards to new hires (except for new restricted stock unit grants that the Company has the option to settle in cash at the time of vesting, as may be applicable), suspended its ESPP and deferred the settlement of outstanding RSUs, each effective as of November 9, 2021. The Board of Directors also determined to suspend the non-employee
director compensation program with respect to the option awards that would otherwise be awarded to non-employee
directors automatically on the date of the Company’s annual meeting of stockholders held on November 9, 2021. All equity awards that are currently outstanding will continue to vest in accordance with their existing vesting schedules. Related to the suspension of the ESPP, all outstanding participant contribution amounts of $2.2 million were refunded to participants during the fourth quarter of 2021 and all future purchases under the current offering periods were cancelled. The Company will account for the suspension of the ESPP as a cancellation of the ESPP awards and will accelerate and recognize $9.0 million of stock-based compensation in the fourth quarter of 2021.
Reduction in force
On December 7, 2021, the Company announced a plan to reduce its employee workforce to streamline its organization in response to declines in customer orders since the Company announced the investigation of the Company by the DOJ. The Company substantially completed the employee workforce reduction during the fourth quarter of 2021, resulting in a reduction of approximately 27% of the employee workforce, or approximately 90 employees. The costs associated with all activities under the employee workforce reduction plan are estimated to be approximately $1.0 million, recorded in the fourth quarter of 2021, which includes severance and related benefits.

Settlement of DOJ investigation
On April
29
, 2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation related to the Company’s role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. As of September 30, 2021, the Company recorded a $34.4 million settlement liability in connection with the settlement.

On May 2, 2022, the Company paid the settlement amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form
10-Q,
and for a full understanding of Eargo’s results of operations and financial condition, in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2020 contained in the Company’s Form
10-K
filed on March 16, 2021. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this item, including statements regarding factors affecting our business, trends and uncertainties, are forward-looking statements. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form
10-Q,
our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Overview
We are a medical device company dedicated to improving the quality of life of people with hearing loss. We developed the Eargo solution to create a hearing aid that consumers actually want to use. Our innovative product and go-to-market
approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost.
We believe our Eargo hearing aids are the first ever virtually invisible, rechargeable, completely-in-canal,
United States Food and Drug Administration (“FDA”) regulated, exempt Class I or Class II devices indicated to compensate for mild to moderate hearing loss. Our rapid pace of innovation is enabled by our deep industry and technical expertise across mechanical engineering, product design, audio processing, clinical and hearing science, consumer electronics and embedded software design, and is supported by our strategic intellectual property portfolio.
We market and sell our hearing aids direct to consumers with a personalized, consumer-centric approach. Our commercial organization consists of a talented marketing team with deep experience in consumer-focused brand and performance marketing, a team of inside sales consultants, and a dedicated customer support team that includes audiologists and hearing professionals. We generate revenue from orders processed primarily through our website and over the phone by our sales consultants.
We believe that our differentiated hearing aids and consumer-oriented approach have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 88 thousand Eargo hearing aid systems sold, net of returns, as of September 30, 2021.
For the nine months ended September 30, 2021, we generated net revenue of $22.1 million, a decrease of $24.7 million from the nine months ended September 30, 2020. The revenue decline relates to matters discussed in detail below under “—DOJ investigation and settlement and claims audits.” We previously accepted insurance as a method of direct payment, but suspended all claims submission activities on September 22, 2021 when we learned of the investigation by the DOJ related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. To date, all our revenue has been generated from customers in the United States.
Our net losses were $112.3 million and $28.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $311.3 million. We expect to continue to incur losses for the foreseeable future.
DOJ investigation and settlement and claims audits
As previously disclosed, on September 21, 2021, we were informed that we were the target of a criminal investigation by the U.S. Department of Justice (the “DOJ”) related to insurance reimbursement claims we submitted on behalf of our customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program. The investigation also pertained to our role in customer reimbursement claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Also as previously disclosed, our largest third-party payor conducted an audit of insurance reimbursement claims (“claims”) submitted by us (the “Primary Audit”), which included a review of medical records. We were informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. In addition to the Primary Audit, we have been subject to a number of other audits of insurance reimbursement claims submitted to additional third-party payors (collectively with the Primary Audit, the “claims audits”). One of these claims audits does not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to us that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.
On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the previously disclosed DOJ investigation related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. The allegations did not pertain to the quality or performance of our product. The settlement agreement provided for our payment of approximately $34.4 million to the U.S. government and resolved allegations that we submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes.

The settlement with the U.S. government may not resolve all of the audits of insurance reimbursement claims by the various third-party payors, and additionally we remain subject to a prepayment review of claims by the payor who conducted the Primary Audit. We will need to work with the government (including the OPM) and third-party payors to potentially validate and establish processes to support any future claims that we may submit for reimbursement, and there are no guarantees that we will be able to arrive at any such acceptable processes or submit any future claims. We do not intend to submit any claims through the FEHB program until we are able to align with the OPM on and establish processes for supporting the submission of these claims.
From the time we learned of the DOJ investigation and until December 8, 2021, we continued to process orders for customers with potential insurance benefits (including FEHB program members) but suspended all claims submission activities and offered affected customers (
i.e.
, customers using insurance benefits as a method of direct payment for transactions prior to December 8, 2021) the option to return their hearing aids or purchase their hearing aids without the use of their insurance benefits in case their claim is denied or ultimately not submitted by us to their insurance plan for payment (the “extended right of return”).
Beginning on December 8, 2021, we made the decision to stop accepting insurance benefits as a method of direct payment and it is uncertain when, if ever, we will resume accepting insurance benefits as a method of direct payment. While we intend to work with the government and third-party payors at the appropriate time with the objective of validating and establishing processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at acceptable processes or submit any future claims.
During the three months ended September 30, 2021, we shipped 13,117 gross hearing aid systems, approximately 48% of which were to customers with potential insurance coverage. Total life-to-date payments we have received through December 31, 2021 from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44 million. As discussed further in Note 6 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q,
the settlement amount of $34.4 million associated with the DOJ investigation was recorded as a reduction in revenue in the third quarter of 2021.
We determined that customer transactions using insurance benefits as a method of direct payment occurring subsequent to learning of the DOJ investigation on September 21, 2021 did not meet the criteria for revenue recognition under ASC 606. As such, we did not recognize revenue for shipments to customers with potential insurance benefits, substantially all of whom were covered under the FEHB program, subsequent to that date.
We estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, we recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits. This has had a negative impact on our revenues for the three and nine months ended September 30, 2021 and resulted in an increase in our sales returns reserve. Of the $15.6 million sales returns reserve recorded as of September 30, 2021, $12.5 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.
Further, we also estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system. As a result, we recorded $8.7 million of bad debt expense during the third quarter of 2021 related to insurance claims receivable balances, which has had a negative impact on our operating results for the three and nine months ended September 30, 2021. We recorded an allowance for doubtful accounts of $4.6 million as of September 30, 2021, net of accounts written off, which includes the impact of a change in our accounting estimate of $6.1 million related to insurance claims receivable balances from transactions that occurred during the first and second quarters of 2021 (see the caption “Allowance for doubtful accounts” under Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q
for more information). Of the $9.3 million recorded to bad debt expense during the nine months ended September 30, 202, $5.8 million relates to submitted claims that have been denied or have not been paid and was written off during the three and nine months ended September 30, 2021.
Notwithstanding the settlement, we remain subject to prepayment review of claims by our largest third-party payor before any insurance payments are made. We do not intend to submit any claims through the FEHB program until we are able to align with the Office of Personnel Management (the "OPM") on and establish processes for supporting the submission of these claims, and we may be unable to do so.
On January 5, 2022, the U.S. District Court for the Northern District of California consolidated three purported securities class actions brought against the Company (the “Securities Class Action”). While the lead plaintiffs have not yet filed a consolidated amended complaint, the complaints of the individual lawsuits filed prior to the consolidation generally alleged that certain of the Company’s disclosures about its business, operations and prospects, including reimbursements from third-party payors, violated federal securities laws. On December 3, 2021, a putative stockholder filed a derivative complaint purportedly on the Company’s behalf against members of the Company’s Board of Directors and the Company as nominal defendant (the “Derivative Action”), alleging (among other things) that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures and compliance with laws, rules and regulations governing the business. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q
for more information.

As a result of the uncertainty created by the DOJ investigation and the claims audits, we took certain actions including, but not limited to (see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q
for more information):

•
We suspended our practice of granting equity awards, except for new restricted stock unit grants that we have the option to settle in cash at the time of vesting, suspended our 2020 Employee Stock Purchase Plan (“ESPP”) and deferred the settlement of outstanding restricted stock units (“RSUs”), in each case effective as of November 9, 2021 (collectively, the “employee equity actions”).

•
Our Board of Directors suspended the
non-employee
director compensation program with respect to the option awards that would otherwise have been awarded to non-employee
directors automatically on the date of our annual meeting of stockholders held on November 9, 2021.

•
On December 7, 2021, we announced a plan to reduce our employee workforce to streamline our organization in response to declines in customer orders since we announced the investigation of the Company by the DOJ. We substantially completed the employee workforce reduction during the fourth quarter of 2021, resulting in a reduction of approximately 27% of our employee workforce, or approximately 90 people.

As a result of the DOJ investigation and the various claims audits, we were not able to timely file this Quarterly Report on Form
10-Q
for the three months ended September 30, 2021 (our “Q3
10-Q”).
On November 16, 2021, we filed a Form
12b-25
notifying the SEC that we would be unable to timely file our
Q3 10-Q.
On November 18, 2021, we were notified by the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing our
Q3 10-Q
with the SEC. In accordance with Nasdaq Listing Rules, we submitted a plan to regain compliance. Nasdaq granted us an exception of up to 180 calendar days from the
Q3 10-Q
original filing due date, or until May 16, 2022, to regain compliance. On March 2, 2022, we filed a Form
12b-25
notifying the SEC that we would be unable to timely file our Annual Report on Form
10-K
for the year ended December 31, 2021. On March 4, 2022, we were notified again by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing our Annual Report on Form
10-K.
As a result, we submitted to Nasdaq an update to our original plan to regain compliance. Nasdaq’s notification dated March 4, 2022 indicated that any additional exception to allow us to regain compliance with all untimely filings will be limited to a maximum of 180 calendar days from the due date of our Q3
10-Q,
or May 16, 2022.
On May 11, 2022, we filed a Form 12b-25 notifying the SEC that we would be unable to timely file our Quarterly Report on
Form 10-Q
for the three months ended March 31, 2022 (our “Q1 2022 10-Q”). On May 12, 2022, we received a letter from Nasdaq notifying us that because we remain delinquent in filing our Q3 10-Q and Annual Report on Form 10-K, and, in addition, because we are delinquent in filing our Q1 2022 10-Q, we had not regained compliance and will not meet the terms of the exception. The letter indicated that our securities would be subject to delisting on May 23, 2022 as a result of our non-compliance, unless on or before May 19, 2022 we request a hearing before the Nasdaq Hearings Panel and request an extended stay of suspension or delisting. We intend to timely request a hearing before the Nasdaq Hearings Panel, at which hearing we will present our plan to regain compliance and request the continued listing of our securities on Nasdaq pending our return to compliance. Such request would automatically stay any suspension or delisting action by Nasdaq for a period of 15 days from the date of our request. The stay could be extended at the option of the Nasdaq Hearings Panel upon our request and support of such extension, and we intend to ask the Nasdaq Hearings Panel for a further stay concurrent with our request for a hearing and pending the ultimate conclusion of the hearing process.
Factors affecting our business
We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form
10-Q.
Efficient acquisition of new customers
We have spent significant amounts on sales and marketing designed to build a strong brand, achieve broad awareness of our Eargo system, acquire new customers and convert sales leads. Since our public disclosure of the DOJ investigation on September 22, 2021, we have experienced and may continue to experience a material decline in gross systems shipped.
Beginning on December 8, 2021, as a result of the DOJ investigation and claims audits (as further described in “—DOJ investigation and settlement and claims audits”) we do not currently accept insurance as a direct method of payment, and all sales from such date are considered by us to be
“cash-pay,”
which includes upfront payment, credit card, third-party financing, and distributor payment. We have refocused our sales and marketing efforts and related spend to prioritize conversion of cash-pay
consumer leads into satisfied customers. While we intend to work with the government and third-party payors at the appropriate time with the objective of validating and establishing the process to support any future claims that we may submit for reimbursement, we may not be able to arrive at an acceptable process or submit any future claims. The shift to a model that excludes insurance as a direct method of payment will likely result in a sustained increased cost of customer acquisition and require significant sales and marketing investments, based on the historically lower conversion rate for cash-pay
customers as compared to customers with potential insurance benefits. Further, the exclusion of insurance as a direct payment method may also necessitate identifying commercial partnerships, omni-channel, including retail, or other opportunities, as well as the potential implementation of cost-savings measures, in order to drive cost-efficient cash-pay
customer acquisition and offset the significantly higher return rates as well as the related negative impact on revenue and gross margin historically applicable to cash-pay
customers.

Changes to the regulatory landscape
Hearing aids are considered medical devices subject to regulation by the FDA. We currently market our products pursuant to the FDA regulatory framework for air-conduction
hearing aids, which are classified as Class I or Class II devices exempt from premarket review procedures. In addition, while applicable FDA regulations establish certain “conditions for sale” of all hearing aids, including that prospective hearing aid users must have a medical evaluation by a licensed physician within the six months prior to hearing aid dispensation or sign a waiver of medical evaluation, the FDA has stated that it does not intend to enforce these medical evaluation and waiver requirements prior to the dispensing of Class I air-conduction
and Class II wireless
air-conduction
hearing aids to individuals 18 years of age and older. Accordingly, while we are required to comply with other FDA requirements, including specific hearing aid labeling requirements and provision of a User Instructional Brochure, our products have not been reviewed by the FDA and are not dispensed by licensed physicians.
The regulatory landscape for hearing aid devices has been subject to recent changes that may alter or increase our requirements for regulatory compliance. The FDA Reauthorization Act of 2017 (“FDARA”) set forth a process to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. The language in FDARA is not self-implementing, and on October 20, 2021, the FDA published the Proposed Rule to establish new regulatory categories for OTC and prescription hearing aids.
The Proposed Rule also includes revised requirements for labeling, conditions for sale, performance standards and other provisions applicable to either OTC or prescription hearing aids, or both. Under the Proposed Rule, devices that require 510(k) clearance to come into compliance with the new requirements would need to be cleared by the effective date of the Final Rule to continue marketing. For all other currently marketed devices, the proposed compliance date is 180 days after the effective date of the Final Rule (240 days after the publication of the Final Rule).
We market the Eargo system devices as Class I
air-conduction
hearing aids or Class II wireless
air-conduction
hearing aids, both of which are exempt from 510(k) premarket review. Our hearing aids may be marketed under the current FDA framework during the FDA’s rulemaking proceeding. However, we cannot know to what extent the Final Rule may differ from the Proposed Rule. Once the FDA issues a Final Rule, we will need to expend time and resources evaluating the Final Rule and ensuring that our devices and processes come into compliance with the new requirements in order to market our products in line with our primary direct-to-consumer
business and omni-channel models in the future. It is possible that a finalized regulatory framework for OTC hearing aids may lead to additional commercial partnership, omni-channel, including retail, or other opportunities, although there are no assurances that it will do so. The Final Rule and the responses thereto by leading insurance providers could also materially impact our efforts to resume submitting claims for customers with potential insurance benefits or have other unforeseen impacts on our business and results of operations.
Please see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer
business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products” for more information.
Third-party payors
A significant portion of our revenue has historically been dependent on payments from third-party payors; for example, in the quarter ended September 30, 2021, 48% of total gross systems shipped were to customers with potential insurance coverage. Historically, we submitted claims on behalf of our customers to a concentrated number of third-party payors under certain benefit plans, and substantially all such claims related to the FEHB program.
As described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q,
approximately 92% and 74% of our gross accounts receivable as of September 30, 2021 and December 31, 2020, respectively, were for customers with potential insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 85% and 45% of our gross accounts receivable as of September 30, 2021 and December 31, 2020, respectively, were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through our largest third-party payor, which conducted the Primary Audit. The increase in gross accounts receivable as of September 30, 2021 was primarily due to the Primary Audit, during which certain claims with a service date after March 1, 2021, have not yet and may never be submitted by us for reimbursement. We remain subject to a prepayment review of claims by the payor who conducted the Primary Audit. Additionally, we are subject to a number of other ongoing audits of insurance reimbursement claims. One of these claims audits does not relate to claims submitted under the FEHB program. During the claims audits, the third-party payors (including our largest third-party payor) conducting such claims audits have generally suspended payments for, and in some cases denied, claims we submitted on behalf of customers, other than one third-party payor that has continued to process claims for payment throughout its ongoing audit.

We recorded a sales returns reserve of $15.6 million as of September 30, 2021, largely related to our estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment. We recorded an allowance for doubtful accounts of $4.6 million as of September 30, 2021, primarily related to insurance claims receivable due from third-party payors and end-users
as we estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers with an extended right of return and claims that have not yet and may never be submitted by us for reimbursement may not pay for or return the hearing aid system.
While we intend to work with the government and third-party payors at the appropriate time with the objective of validating and establishing processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at acceptable processes or submit any future claims. For example, we do not currently conduct in-person
hearing tests, as they run counter to our primary
direct-to-consumer
business and omni-channel models. If such processes were to require in-person
hearing tests, we may not be able to efficiently or effectively integrate such tests into our operating model. In light of the DOJ investigations, claims audits and pending OTC hearing aids regulatory framework, we may need to make significant changes to our business and operating model, including a potential long-term shift to a model that excludes insurance as a direct method of payment, which would likely result in a sustained increased cost of customer acquisition and require identification of commercial partnership, omni-channel, including retail, or other opportunities, to drive cost efficient acquisition of cash-pay
customers.
See “—DOJ investigation and settlement and claims audits” for more information. Please see the Risk Factors titled, “We are subject to risks from legal proceedings, investigations and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities,” and “We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program but we have operated on a “cash pay” only basis since December 8, 2021. Following the civil settlement with the U.S. government on April 29, 2022, we may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors participating in the FEHB program in the future. As a result, we have faced a significant reduction in revenue and any failure to establish processes to support reimbursement from third-party payors in the future may significantly and adversely impact our business and growth prospects and our ability to sell our products.”
Sales returns rate
Our return policy generally allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states, and can be extended under certain circumstances, including the extended right of return offered for shipments involving insurance payors. Historically, the most commonly cited reason for returning our hearing aids is unsatisfactory fit, which we believe is a byproduct of our direct-to-consumer
model and online distribution that results in nearly all of our customers ordering our product without trying it first. In addition to unsatisfactory fit, the next most cited reason for returns is that our hearing aids do not provide sufficient audio amplification.
We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our returns rate impacts our reported net revenue and gross profit or loss. Sales returns rates, as defined under “—Key business metrics,” increased from 24% for the three months ended June 30, 2021 to 46% for the three months ended September 30, 2021. This change is primarily driven by our expectation that a majority of customers with unsubmitted claims related to products shipped during the three months ended September 30, 2021 will choose to return the hearing aid system if their insurer denies their claim or the claim is ultimately not submitted by us for payment. The sales returns rate of 46% for the three months ended September 30, 2021 does not include the impact of the $5.1 million of estimated sales returns recorded as a reduction in revenue in the period related to transactions that occurred during the first and second quarters of 2021. See “—DOJ investigation and settlement and claims audits” and the caption “Sales returns reserve” under Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q.
New product introductions
Our technical capabilities and commitment to innovation have allowed us to deliver product enhancements on a rapid development timeline and support a compelling new product roadmap that we believe will continue to differentiate our competitive position over the next several years. With the full commercial launch of the Eargo 5 in July 2021 and the launch of Eargo 6 in January 2022, we have now launched six generations of our hearing aids since 2017, with each iteration having increased functionality and improved sound quality, amplification, noise reduction, physical fit, comfort, water resistance and ease-of-use,
as well as reduced costs of goods and better connectivity. We are focused on continuing to launch new versions of the Eargo hearing aid devices that further improve these attributes. We believe that the continued introduction of new products is critical to maintaining existing customers, attracting new customers, achieving market acceptance of our products and maintaining or increasing our competitive position in the market.

We expect to continue refining and improving Eargo hearing aids, and we have the intention of an approximate annual cadence of new product launches. To this end, we are working on the development of a cost-conscious offering as well as the next Eargo hearing aid model with improved functionality. Accordingly, we expect to continue to invest in research and development to support new product introductions. In connection with our product innovation and iteration, we also need to successfully manage our product transitions to avoid delays in customer purchases, excess or obsolete inventory and increased returns as customers wait for our new products to become available. Our development priorities are focused, in part, on expanding refurbishment capability for returned hearing aids. Our refurbishment capabilities include full refurbishment, conversion, and components, and allow us to refurbish and resell or reuse certain returned devices.
Seasonality
Prior to the effects of
COVID-19,
we experienced seasonality in our business, with higher sales volumes in quarters when we commercially launch new products and in the fourth calendar quarter as a result of holiday promotional activity. However, since our public disclosure of the DOJ investigation on September 22, 2021, we have experienced and may continue to experience a material decline in gross systems shipped.
Recruitment and retention of personnel
Our success depends in part upon our continued ability to recruit, retain and motivate high-quality employees, including management, administrative, our clinical and scientific personnel and our direct sales force (among others), and competition for qualified personnel can be intense due to the limited number of individuals possessing the requisite training, skill and experience we require. As a result of uncertainty created by the DOJ investigation and the claims audits, we suspended our practice of granting equity awards (except for new restricted stock unit grants that we have the option to settle in cash at the time of vesting), suspended our employee stock purchase plan and deferred the settlement of outstanding restricted stock units, in each case effective as of November 9, 2021. In addition, on December 7, 2021, we announced a plan to reduce our employee workforce to streamline our organization in response to declines in customer orders since we announced the DOJ investigation. We substantially completed the employee workforce reduction during the fourth quarter of 2021, resulting in a reduction of approximately 27% of our employee workforce, or approximately 90 people. Both the suspension of equity awards and reduction in workforce, in addition to any negative perceptions of employment with us as a result of the DOJ investigation, the settlement with the U.S. government, and the claims audits, could continue to adversely affect employee morale and have a material adverse impact on our ability to recruit, retain and motivate the high-quality employees critical to our operations, which in turn could have a material adverse effect on our business, results of operations and financial condition.
COVID-19
pandemic
We believe the
COVID-19
pandemic has accelerated the pace of consumer awareness of our vertically integrated telecare model and has facilitated customer adoption of the same.
Shelter-in-place
restrictions and increased reluctance of consumers to conduct in-person
activities, particularly among older individuals that comprise a majority of the population needing hearing aids has resulted in increased knowledge of our business and sales. We cannot be sure this trend will continue.
Although we believe the
COVID-19
pandemic has largely resulted in favorable trends for our business, we have experienced business disruptions, particularly at our California headquarters, where a majority of our employees have been working remotely (which we permitted as an accommodation to our employees despite the fact that we were never required to close our facilities because we were deemed to have an essential workforce under the relevant California
COVID-19
measures). Moreover, travel restrictions, factory closures and disruptions in global supply chains have resulted in industry-wide component supply shortages (such as in semiconductors), and we may not be able to obtain adequate inventory on a timely basis or at all. To date, increases in component pricing have occurred but have not had a material impact on supply continuity. We have taken steps to monitor our supply chain and actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases. While we have not been impacted by any disruptions to our supply chain that have impacted our ability to service customers or access to necessary raw materials and component parts for the manufacture of our products to date, disruptions have occurred across a number of industries and we cannot provide any assurance that future disruptions will not emerge as a result of the ongoing supply chain issues, inflation, the
COVID-19
pandemic or other extrinsic factors. To date, increases in our product component pricing have occurred but have not had a material impact on supply continuity or gross margin. We have taken steps to monitor our supply chain and actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases. Future disruptions in our supply chain, including the sourcing of certain components and raw materials, such as semiconductor and memory chips, as well as increased logistics costs, could impact our sales and gross margins.
Key business metrics
To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the following key business metrics, each of which is an important measure that represents the state of our business:

•
Gross systems shipped.
We define our gross systems shipped as the number of hearing aid systems shipped during the period. However, we have not recorded revenue and related sales returns reserve for approximately 670 shipments of Eargo hearing aid systems to customers with potential insurance benefits during the three months ended September 30, 2021 but subsequent to learning of the DOJ investigation. Since our public disclosure of the DOJ investigation on September 22, 2021, we have experienced and may continue to experience a material decline in gross systems shipped. Continued negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings could further harm our reputation and lead to a further decline in gross systems shipped. See “—DOJ investigation and settlement and claims audits” and “—Factors affecting our business.”

•
Sales returns rates.
Sales returns rates are determined by management at the end of each reporting period to estimate the percentage of products for which we have recorded revenue during that period that are expected to be returned. This determination is informed in part by historical actual return rates. Sales returns rates do not represent actual returns during a period as customers may return the product for a period of time that can extend beyond the period end, which can result in a hearing aid being returned after the period in which the revenue from its sale was recognized. If actual returns differ from the sales returns rate determined at period end or new factors arise, indicating a rate of return that is different from the original estimated sales returns rate, revenue is adjusted in subsequent periods to reflect the actual returns made. Such an adjustment to revenue is not included in the sales returns rates disclosed in the table below. The sales returns rate of 46% for the three months ended September 30, 2021 does not include the impact of the $5.1 million of estimated sales returns recorded as a reduction in revenue in the third quarter of 2021 with respect to unsubmitted claims from transactions that occurred during the first and second quarters of 2021. See “—DOJ investigation and settlement and claims audits” and “—Factors affecting our business” and “—Critical accounting policies and estimates—Revenue recognition—sales returns rate.”

The following table details the number of gross systems shipped and sales returns rates for the periods presented below:

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Gross systems shipped	7,030	9,040	10,077	12,096	11,704	12,548	13,117
Sales returns rate	28.2%	27.1%	25.2%	24.3%	23.2%	24.1%	46.4%
During the three and twelve months ended December 31, 2021, we shipped approximately 7,760 and 45,130 gross hearing aid systems, respectively, approximately 20% and 44% of which, respectively, were to customers with potential insurance coverage.
We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while sales returns rates are an indicator of expected reductions to revenue and an indicator of change in customer mix and factors affecting the returns rates by customer type. However, as discussed elsewhere in this report, our sales volume, sales returns rate and revenue during the current period were not consistent with prior periods as a result of the DOJ investigation and settlement and claims audits. See “—DOJ investigation and settlement and claims audits.”
Due to the historically higher return rate for
cash-pay
customers as compared to insurance customers, we expect that revenue, gross profit or loss, and gross margin may remain depressed as compared to prior periods for so long as we are unable to accept insurance benefits as a direct method of payment.
Components of our results of operations
See the discussion under “—DOJ investigation and settlement and claims audits,” which describes a variety of circumstances currently affecting our business and results of operations, and which require that we continually evaluate and adapt our business model and expenditures as new information becomes available.
Revenue, net
We generate revenue from the sale of Eargo hearing aid systems, accessories and, to a lesser extent, sales of extended warranties, with the majority of our revenue coming from sales of our Eargo hearing aid systems. Following the launch of Eargo 6 in January 2022, we currently offer four versions of our hearing aid systems, the Eargo Max, the Eargo Neo HiFi, the Eargo 5, and the Eargo 6, each at different price points, and we periodically offer discounts and promotions, including holiday promotions. For product sales, control is transferred upon shipment to the customer. We report revenue net of consideration payable to customers and expected returns, which is an estimate informed in part by historical return rates.

As described in more detail in “—DOJ investigation and settlement and claims audits,” we did not recognize revenue for shipments after September 21, 2021 for customers with potential insurance benefits, substantially all of whom were covered under the FEHB program. The $34.4 million settlement amount associated with the DOJ investigation was recorded as a reduction of revenue in the third quarter of 2021. Further, we estimate that a majority of customers with unsubmitted claims as of September 30, 2021 will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in a higher sales returns rate in the current period than in prior periods and an increase in expected returns with respect to unsubmitted claims from such transactions occurring during the first and second quarters of 2021. Since learning of the DOJ investigation, we have suspended all insurance claims submissions and, beginning on December 8, 2021, do not currently accept insurance as a direct method of payment. Instead, we are currently focused on
“cash-pay”
customers, which includes upfront payment, credit card, third-party financing and distributor payment. Historically, cash-pay
customers have had significantly higher return rates than customers with potential insurance benefits, and therefore the current shift to cash-pay
only sales may adversely impact revenue, net.
Cost of revenue and gross margin
Cost of revenue consists of expenses associated with the cost of finished goods, freight, personnel costs, consumables, product warranty costs, transaction fees, reserves for excess and obsolete inventory, depreciation and amortization, and related overhead.
Our gross margin has been and will continue to be affected by a variety of factors, including sales volumes, product mix, channel mix, pricing strategies, sales returns rates, costs of finished goods, product warranty claim rates and refurbishment strategies, and our ability to service insurance customers in the future and any potential actions insurance providers may take following the anticipated implementation of a pending OTC hearing aid regulatory framework that may limit our ability to access insurance coverage (which OTC framework may also generally result in additional compliance or other regulatory requirements for Eargo).
Our gross margin has been negatively impacted by the $34.4 million settlement amount associated with the DOJ investigation. Our gross margin was also negatively impacted by an expected increase in sales returns from insurance customers with unsubmitted claims as of September 30, 2021, which customers have historically had a significantly lower rate of return than cash-pay
customers. Additionally, we incurred costs associated with shipments subsequent to September 21, 2021 to customers with potential insurance benefits for which there was no revenue recognition in the three months ended September 30, 2021 (see “—DOJ investigation and settlement and claims audits”). We expect our gross margin to remain depressed for so long as we are unable to accept insurance benefits as a direct method of payment unless we can successfully target and convert new customers with a similarly low rate of return.
Research and development expenses
Research and development (“R&D”) expenses, consist primarily of engineering and product development costs to develop and support our products, regulatory expenses, non-recurring
engineering and other costs associated with products and technologies that are in development, as well as related overhead costs. These expenses include personnel-related costs, including salaries and stock-based compensation, supplies, consulting fees, prototyping, testing, materials, travel expenses, depreciation and allocated facility overhead costs. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions, and related overhead costs. The uncertainty regarding the anticipated implementation of a pending OTC hearing aid regulatory framework will require that we evaluate our R&D expenses as new information becomes available.
Sales and marketing expenses
Our sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel-related costs, including salaries and stock-based compensation, direct and channel marketing, advertising and promotional expenses, consulting fees, public relations costs and allocated facility overhead costs. Sales and marketing personnel include our inside sales consultants, hearing professionals, marketing professionals and related support personnel. We expect our sales and marketing expenses to fluctuate over time as a percentage of revenue. In response to the factors discussed in “—DOJ investigation and settlement and claims audits,” we have reduced sales and marketing resources that were previously focused on insurance customers to prioritize the conversion of cash-pay
consumers into satisfied customers, including as part of the reduction in force announced on December 8, 2021.
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
Excluding the costs associated with the DOJ investigation, we expect our general and administrative expenses will increase in absolute dollars in future periods as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, additional insurance costs, investor relations activities and other administrative and professional services, as well as professional service and legal fees and expenses related to shareholder litigation that has been filed and that may be filed in the future.

Interest income
Interest income consists of interest earned on cash and cash equivalents.
Interest expense
Interest expense consists of interest related to borrowings under our debt obligations and our convertible promissory notes prior to their redemption in July 2020.
Other income (expense), net
Other income (expense), net consists primarily of adjustments to the fair value of embedded derivatives associated with certain redemption features of our convertible promissory notes prior to their redemption in July 2020 and adjustments to the fair value of our convertible preferred stock warrant liabilities prior to their reclassification to additional paid-in
capital upon the closing of our IPO in October 2020.
Loss on extinguishment of debt
The loss on extinguishment of debt arose on the redemption of our convertible promissory notes into shares of our Series E convertible preferred stock in July 2020.
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
Results of operations
During the nine months ended September 30, 2021, we made significant investments in R&D, sales and marketing and general and administrative functions of the business. However, as discussed further in the description of these functions above, as a result of the DOJ investigation and claims audits (as further described in “—DOJ investigations and settlement and claims audits”), we shifted to limit our costs, conducted a reduction in force and took other precautionary measures to preserve capital and liquidity. As a result, the following comparison of the three and nine months ended September 30, 2021 and 2020, reflect a trend of increasing expenditures to drive growth in our business, and it should be noted that in response to the uncertainties arising in connection with the DOJ investigation and settlement and claims audits, the trend of rising expenditures began to moderate during the latter portion of our fourth quarter due to the implementation of capital and liquidity preservation measures.

Comparison of the three months ended September 30, 2021 and 2020

	Three months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$(22,869)	$18,186	$(41,055)	(225.8)%
Cost of revenue	7,552	5,434	2,118	39.0

Gross profit (loss)	(30,421)	12,752	(43,173)	(338.6)
Operating expenses:
Research and development	7,296	2,871	4,425	154.1
Sales and marketing	24,444	12,354	12,090	97.9
General and administrative	16,887	5,163	11,724	227.1

Total operating expenses	48,627	20,388	28,239	138.5

Loss from operations	(79,048)	(7,636)	(71,412)	935.2
Other income (expense), net:
Interest income	2	3	(1)	(33.3)
Interest expense	(269)	(279)	10	(3.6)
Other income (expense), net	—	(187)	187	(100.0)
Loss on extinguishment of debt	—	(1,627)	1,627	(100.0)

Total other income (expense), net	(267)	(2,090)	1,823	(87.2)

Loss before income taxes	(79,315)	(9,726)	(69,589)	715.5
Income tax provision	—	—	—	—

Net loss and comprehensive loss	$(79,315)	$(9,726)	$(69,589)	715.5%

Revenue, net

	Three months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$(22,869)	$18,186	$(41,055)	(225.8)%

As discussed under “—Key business metrics,” our gross systems shipped during the three months ended September 30, 2021, were 13,117, compared to 10,077 during the comparable period in 2020. The increase in shipment volume was largely driven by a continued expansion in national marketing efforts and customer adoption of our telecare model. However, revenue, which is reported net of consideration payable to customers and expected returns, decreased by $41.1 million, or 225.8%, from $18.2 million during the three months ended September 30, 2020, to $(22.9) million during the three months ended September 30, 2021.
The $34.4 million settlement amount associated with the DOJ investigation was recorded as a reduction in revenue during the three months ended September 30, 2021. Additionally, we estimate that a majority of customers with unsubmitted claims as of September 30, 2021 will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, we recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits. This $13.3 million of estimated sales returns includes a change in our accounting estimate of the expected sales returns of $5.1 million from transactions that occurred during the first and second quarters of 2021.
Further, we did not recognize revenue and related sales returns reserve on approximately 670 Eargo hearing aid systems shipped during the three months ended September 30, 2021 and subsequent to learning of the DOJ investigation, as these transactions did not meet the criteria for revenue recognition under ASC 606. We recognized revenue on approximately 12,450 Eargo hearing aid systems shipped to customers during the three months ended September 30, 2021, a 23.5% increase compared to the 10,077 Eargo hearing aid systems for which revenue was recognized during the comparable period ended September 30, 2020. The impact on revenue from an increase in the volume of shipments was offset by the $34.4 million settlement amount, the increase in expected returns, which includes an increase in expected returns from transactions occurring during the first and second quarters of 2021, and by the hearing aid systems shipped for which we did not recognize revenue.

Cost of revenue, gross profit or loss, and gross margin

	Three months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Cost of revenue	$7,552	$5,434	$2,118	39.0%
Gross profit (loss)	(30,421)	12,752	(43,173)	(338.6)%
Gross margin	*	70.1%

*	Not meaningful
Cost of revenue increased by $2.1 million, or 39.0%, from $5.4 million during the three months ended September 30, 2020, to $7.6 million during the three months ended September 30, 2021. The change was primarily due to the increase in the volume of Eargo hearing aid systems shipped, product mix shift towards Eargo 5, which has a higher average product cost, and higher depreciation and software amortization related to the Eargo 5 commercial launch in July 2021.
We recorded gross loss of $30.4 million during the three months ended September 30, 2021, compared to gross profit of $12.8 million and gross margin of 70.1% during the three months ended September 30, 2020. This change is primarily due to the $34.4 million settlement amount associated with the DOJ investigation, the expected increase in product returns from customers with unsubmitted claims, the approximately 670 Eargo hearing aid systems shipped during the three months ended September 30, 2021 to our customers with potential insurance benefits for which we did not recognize related revenue, and a product mix shift towards Eargo 5, which has a higher cost of goods per product sold.
Estimated sales returns are recorded as a reduction in revenue. The $19.0 million of estimated sales returns recorded during the three months ended September 30, 2021 is an increase of $12.9 million from the $6.1 million of estimated sales returns recorded in the comparable period. This change is primarily due to the $13.3 million of estimated sales returns recorded during the three months ended September 30, 2021 related to the expected increase in product returns from shipments to customers with potential insurance benefits.
We continued to process orders for customers with potential insurance benefits from September 21, 2021, the date we learned of the DOJ investigation, through December 8, 2021. We expect our gross margin to remain depressed for so long as we are unable to accept insurance benefits as a direct method of payment unless we can successfully target and convert new customers with a similarly low rate of return. See “—DOJ investigation and settlement and claims audits” for more information.
Research and development (R&D)

	Three months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Research and development	$7,296	$2,871	$4,425	154.1%

R&D expenses increased by $4.4 million, or 154.1%, from $2.9 million during the three months ended September 30, 2020, to $7.3 million during the three months ended September 30, 2021. The change was primarily due to a net increase of $3.2 million in personnel and personnel-related costs which includes the impact of increased headcount and an increase in stock-based compensation of $1.3 million, and a net increase of $0.7 million in third-party costs related to current and future product development initiatives.
Sales and marketing

	Three months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Sales and marketing	$24,444	$12,354	$12,090	97.9%

Sales and marketing expenses increased by $12.1 million, or 97.9%, from $12.4 million during the three months ended September 30, 2020 to $24.4 million during the three months ended September 30, 2021. The change was primarily due to increases in direct and channel marketing, advertising and promotional expenses of $8.3 million, partially driven by increased rates due to decreased cable TV viewership in our core demographic, and an increase in personnel and personnel-related costs of $3.8 million, which includes the impact of increased headcount, higher commissions from increased sales and an increase in stock-based compensation of $1.5 million.
General and administrative

	Three months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
General and administrative	$16,887	$5,163	$11,724	227.1%

General and administrative expenses increased by $11.7 million, or 227.1%, from $5.2 million during the three months ended September 30, 2020, to $16.9 million during the three months ended September 30, 2021. This change was primarily due to a net increase in bad debt expense of $7.3 million, an increase in personnel and personnel-related costs of $2.6 million and an increase in general corporate costs of $1.8 million.
The $7.3 million net increase in bad debt expense is primarily based on our estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system. The change in personnel and personnel-related costs includes compensation-related costs as a result of increased headcount as well as an increase in stock-based compensation of $1.2 million. The change in general corporate costs reflects increased costs as a result of operating as a public company.
Comparison of the nine months ended September 30, 2021 and 2020

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$22,062	$46,776	$(24,714)	(52.8)%
Cost of revenue	20,311	15,295	5,016	32.8

Gross profit	1,751	31,481	(29,730)	(94.4)
Operating expenses:
Research and development	17,222	7,888	9,334	118.3
Sales and marketing	63,202	34,041	29,161	85.7
General and administrative	32,806	14,498	18,308	126.3

Total operating expenses	113,230	56,427	56,803	100.7

Loss from operations	(111,479)	(24,946)	(86,533)	346.9
Other income (expense), net:
Interest income	19	26	(7)	(26.9)
Interest expense	(798)	(1,422)	624	(43.9)
Other income (expense), net	—	(87)	87	(100.0)
Loss on extinguishment of debt	—	(1,627)	1,627	(100.0)

Total other income (expense), net	(779)	(3,110)	2,331	(75.0)

Loss before income taxes	(112,258)	(28,056)	(84,202)	300.1
Income tax provision	—	—	—	—

Net loss and comprehensive loss	$(112,258)	$(28,056)	$(84,202)	300.1%

Revenue, net

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$22,062	$46,776	$(24,714)	(52.8)%

Our gross systems shipped during the nine months ended September 30, 2021, were approximately 36,700, compared to 26,147 during the comparable period in 2020. The increase in shipment volume was largely driven by a continued expansion in national marketing efforts and customer adoption of our telecare model. However, revenue, which is reported net of consideration payable to customers and expected returns, decreased by $24.7 million, or 52.8%, from $46.8 million during the nine months ended September 30, 2020, to $22.1 million during the nine months ended September 30, 2021.
The $34.4 million settlement amount associated with the DOJ investigation was recorded as a reduction in revenue during the nine months ended September 30, 2021. Additionally, we estimate that a majority of customers with unsubmitted claims as of September 30, 2021 will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, we recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits.
Further, we did not recognize revenue and related sales returns reserve on approximately 670 Eargo hearing aid systems shipped during the three months ended September 30, 2021 and subsequent to learning of the DOJ investigation, as these transactions did not meet the criteria for revenue recognition under ASC 606. The impact on revenue from an increase in the volume of shipments was offset by the $34.4 million settlement amount, the increase in expected returns, and by the hearing aid systems shipped for which we did not recognize revenue.

Cost of revenue, gross profit, and gross margin

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Cost of revenue	$20,311	$15,295	$5,016	32.8%
Gross profit	1,751	31,481	(29,730)	(94.4)%
Gross margin	7.9%	67.3%
Cost of revenue increased by $5.0 million, or 32.8%, from $15.3 million during the nine months ended September 30, 2020, to $20.3 million during the nine months ended September 30, 2021. The change was primarily due to the increase in the volume of Eargo hearing aid systems shipped.
Gross margin decreased to 7.9% during the nine months ended September 30, 2021, compared to 67.3% during the nine months ended September 30, 2020. The decrease in gross margins is primarily due to the $34.4 million settlement amount associated with the DOJ investigation, the expected increase in product returns from customers with unsubmitted claims, the approximately 670 Eargo hearing aid systems shipped during the three months ended September 30, 2021 to our customers with potential insurance benefits for which we did not recognize related revenue, and a product mix shift towards Eargo 5, which has a higher cost of goods per product sold.
Estimated sales returns are recorded as a reduction in revenue. The $32.6 million of estimated sales returns recorded during the nine months ended September 30, 2021 is an increase of $16.7 million from the $15.9 million of estimated sales returns recorded in the comparable period. This change is primarily due to the $13.3 million of estimated sales returns recorded during the three months ended September 30, 2021 related to the expected increase in product returns from shipments to customers with potential insurance benefits.
We continued to process orders for customers with potential insurance benefits from September 21, 2021, the date we learned of the DOJ investigation, through December 8, 2021. We expect our gross margin to remain depressed for so long as we are unable to accept insurance benefits as a direct method of payment unless we can successfully target and convert new customers with a similarly low rate of return. See “—DOJ investigation and settlement and claims audits” for more information.
Research and development (R&D)

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Research and development	$17,222	$7,888	$9,334	118.3%

R&D expenses increased by $9.3 million, or 118.3%, from $7.9 million during the nine months ended September 30, 2020, to $17.2 million during the nine months ended September 30, 2021. The change was primarily due to a net increase of $6.5 million in personnel and personnel-related costs, which includes the impact of increased headcount and an increase in stock-based compensation of $3.2 million, and a net increase of $1.8 million in third-party costs related to current and future product development initiatives.
Sales and marketing

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Sales and marketing	$63,202	$34,041	$29,161	85.7%

Sales and marketing expenses increased by $29.2 million, or 85.7%, from $34.0 million during the nine months ended September 30, 2020 to $63.2 million during the nine months ended September 30, 2021. The change was primarily due to increases in personnel and personnel-related costs of $11.2 million, which includes the impact of increased headcount, higher commissions from increased sales and an increase in stock-based compensation of $5.0 million, and increases in direct and channel marketing, advertising and promotional expenses of $18.0 million, partially driven by increased rates due to decreased cable TV viewership in our core demographic.
General and administrative

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
General and administrative	$32,806	$14,498	$18,308	126.3%

General and administrative expenses increased by $18.3 million, or 126.3%, from $14.5 million during the nine months ended September 30, 2020 to $32.8 million during the nine months ended September 30, 2021. This change was primarily due to an increase in personnel and personnel-related costs of $8.1 million, a net increase in bad debt expense of $7.2 million and an increase in general corporate costs of $4.9 million. The increase was partially offset by a decrease in terminated IPO costs of $1.6 million.

The change in bad debt expense is primarily based on our estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system. The change in personnel and personnel-related costs includes compensation-related costs as a result of increased headcount as well as an increase in stock-based compensation of $4.9 million. The change in general corporate costs reflects increased costs as a result of operating as a public company.
Terminated IPO costs consist of deferred offering costs expensed upon termination of our previously planned IPO in March 2020. The offering was terminated primarily because of the uncertainty in the public markets during the initial onset of the
COVID-19
pandemic.
Interest expense

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Interest expense	$(798)	$(1,422)	$624	(43.9)%

Interest expense decreased by $0.6 million, or 43.9%, from $1.4 million during the nine months ended September 30, 2020, to $0.8 million during the nine months ended September 30, 2021. The decrease in interest expense was primarily attributable to lower long-term debt balance outstanding and lower related interest rate during the nine months ended September 30, 2021, compared to the same period ended September 30, 2020.
Liquidity and capital resources
Sources of liquidity and operating capital requirements
Since our inception, we have incurred net losses and negative cash flows from operations. We have funded our operations primarily from the net proceeds received from the sale of our equity securities, indebtedness and revenue from the sale of our products.
In connection with our IPO, we sold an aggregate of 9,029,629 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $148.5 million after deducting underwriting discounts, commissions and offering expenses.
As of September 30, 2021, we had $15.0 million in principal outstanding under the 2018 Loan, which matures in September 2024 with interest-only payments until July 2022. Interest on the 2018 Loan accrues at a per annum rate equal to the Wall Street Journal prime rate plus 1.0%, or 4.25% as of September 30, 2021.
As of September 30, 2021, we had cash and cash equivalents of $156.4 million, which are available to fund operations, and an accumulated deficit of $311.3 million. Cash and cash equivalents as of December 31, 2021 were approximately $110 million.
We expect to incur additional substantial losses in the foreseeable future. We believe that without any future financing, our current resources are insufficient to satisfy our obligations as they become due within one year after the date that the financial statements are issued. Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern.
We anticipate our future operating requirements will be substantial and that we will need to raise significant additional resources to fund our operations through equity or debt financing, or some combination thereof. We are currently exploring fundraising opportunities to meet these capital requirements. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations.
In addition to our current capital needs, we regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. Additional capital may not be available to us on acceptable terms on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our products would be harmed. Furthermore, any new equity or convertible debt securities we issue may result in the dilution of our stockholders, and any debt financing may include covenants that restrict our business.
Our longer term future capital requirements and ability to raise additional capital will depend on many forward-looking factors and are not limited to the following:

•	investor confidence in our ability to continue as a going concern;

•	the timing, receipt and amount of sales from our current and future products;

•
the costs involved in resolving the third-party claims audits and potential recoupment of previous claims paid, as well as other legal proceedings (including the shareholder class action and derivative suits discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q),
and their duration and impact on our business generally (particularly with respect to our ability in future periods to accept insurance as a direct method of payment);

•
the availability of insurance coverage for our hearing aid devices, and any costs associated with reimbursement and compliance, including the anticipated implementation of a pending OTC regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for us), and any resulting changes to our business model, including a potential long-term shift to a model that excludes insurance benefits as a method of direct payment to Eargo, which would likely result in a sustained increased cost of customer acquisition;

•	the cost and timing of expanding our sales, marketing and distribution capabilities and our continued success in reducing our customer acquisition costs;

•	any expenses, as well as the impact to our business and operating model, as a result of changes in the regulatory landscape for hearing aid devices;

•	the cost of manufacturing, either ourselves or through third-party manufacturers, our products;

•	the terms, timing and success of any other licensing, partnership, omni-channel, including retail, or other arrangements that we may establish;

•	any product liability or other lawsuits related to our current or future products;

•	the expenses needed to attract, hire and retain skilled personnel;

•	the extent of our spending to support research and development activities; and the expansion of our product offerings;

•	the costs associated with being a public company;

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial markets generally;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and

•	the extent to which we acquire or invest in businesses.
Our liquidity is subject to various risks, including the risks identified in the section titled “Risk Factors” in Item 1A of Part II. While the extent to which we are able to validate and establish processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, if at all, in the future, and the future impacts of the anticipated implementation of a pending OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for Eargo) are difficult to assess or predict at this time, since the announcement of the DOJ investigation, there has been and may continue to be a significant reduction in shipments, revenue and gross margin which could in the future negatively impact our liquidity and working capital, including by impacting our ability to access any additional capital.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(53,499)	$(20,052)
Net cash used in investing activities	(6,570)	(3,445)
Net cash provided by financing activities	4,326	80,337

Net increase (decrease) in cash	$(55,743)	$56,840

Operating activities
During the nine months ended September 30, 2021, cash used in operating activities was $53.5 million, attributable to a net loss of $112.3 million, partially offset by non-cash
charges of $29.1 million and a net change in our net operating assets and liabilities of $29.7 million.
Non-cash
charges primarily consisted of $15.9 million in stock-based compensation, $9.3 million in bad debt expense, $2.8 million in depreciation and amortization expense, and $0.6 million in non-cash
operating lease expense. The change in our net operating assets and liabilities was primarily due to the $34.4 million settlement liability associated with the DOJ investigation, a $11.3 million increase in sales returns reserve, a $5.2 million increase in accounts payable, a $1.7 million decrease in prepaid expenses and other current assets, a $1.6 million increase in other current liabilities, and a $0.6 million increase in accrued expenses. These changes were partially offset by a $20.5 million increase in accounts receivable, a $3.5 million increase in inventories, and a $0.7 million decrease in operating lease liabilities.

The increase in our accounts receivable, net during the nine months ended September 30, 2021, was primarily due to the Primary Audit, during which certain claims with a service date after March 1, 2021 have not yet and may never be submitted by us for reimbursement. The increase in our sales returns reserve during the three months ended September 30, 2021, was primarily due to our estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment. Of the $15.6 million sales returns reserve recorded as of September 30, 2021, $12.5 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve along with a corresponding reduction in the related accounts receivable at the time the product is returned.
During the nine months ended September 30, 2020, cash used in operating activities was $20.1 million, attributable to a net loss of $28.1 million and a net change in our net operating assets and liabilities of $2.0 million, partially offset by non-cash
charges of $10.0 million.
Non-cash
charges primarily consisted of $2.4 million in stock-based compensation, $2.1 million in bad debt expense, $1.6 million in loss on extinguishment of debt, $1.8 million in depreciation and amortization, $1.2 million in non-cash
interest expense and amortization of debt discount and $0.8 million in non-cash
operating lease expense. The change in our net operating assets and liabilities was primarily due to a $2.7 million increase in accounts receivable, a $0.9 million decrease in lease liabilities, a $0.6 million decrease in the sale returns reserve, a $0.4 million increase in inventories to support the growth in sales, a $0.2 million decrease in deferred revenue and a $0.1 million decrease in other liabilities. These changes were partially offset by a $1.0 million decrease in other assets, a $0.8 million increase in accrued expenses, a $0.6 million increase in accounts payable, a $0.4 million increase in other current liabilities, and a $0.2 million decrease in prepaid expenses and other current assets.
Our operating cash flows have been and will continue to be materially affected by the DOJ investigation and claims audits. See “—DOJ investigation and settlement and claims audits” for more information.
Investing activities
During the nine months ended September 30, 2021, cash used in investing activities was $6.6 million, which consisted of $2.4 million in cash paid for acquisition of a business, $3.4 million in capitalized costs related to the development of internal use software and $0.7 million related to the purchase of property and equipment.
During the nine months ended September 30, 2020, cash used in investing activities was $3.4 million, which consisted of $2.6 million in capitalized costs related to the development of internal use software and $0.8 million related to the purchase of property and equipment.
Financing activities
During the nine months ended September 30, 2021, cash provided by financing activities was $4.3 million. This was attributable to $2.7 million from employee stock purchase plan purchases and $1.7 million from the exercise of stock options.
During the nine months ended September 30, 2020, cash provided by financing activities was $80.3 million, attributable to $67.9 million in net proceeds from the issuance of our Series E convertible preferred stock, $19.6 million in borrowings under our term loan and paycheck protection program (“PPP”) loan, $10.1 million in proceeds from the issuance of convertible notes, and $0.4 million from the exercise of stock options, partially offset by $17.3 million in debt repayments, which includes repayment of our PPP loan.
Contractual obligations and commitments
There have been no changes to our contractual obligations and commitments included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, except for the following:

•
We entered into a new lease agreement in September 2021 for approximately 30,000 square feet of office and laboratory space in San Jose, California. The initial
93-month
term of this lease commenced in September 2021 and the contractual obligations during the initial term are approximately $9.4 million in aggregate. We have the option to extend this lease for two additional
60-month
periods after the initial term.

•
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

Critical accounting policies and estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions regarding the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The estimates, assumptions and judgments described below involve a substantial level of estimation uncertainty and as a result have had or are reasonably likely to have a material impact on our consolidated financial statements, results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, except as discussed below:
Revenue recognition – sales returns reserve
Each product is sold with a
45-day
right of return and we have offered insurance customers with unsubmitted claims (transactions prior to December 8, 2021, at which date we ceased accepting insurance benefits as a method of direct payment) the option to return their hearing aids or purchase their hearing aids without the use of their insurance benefits in case their claim is denied or ultimately not submitted by us to their insurance plan for payment. We account for the estimated impact of any returns as a reduction of transaction price. To estimate product sales that will be returned (
i.e.
, variable consideration), we analyze various factors including historical returns, current economic trends, and changes in customer demand. Based on this information, we reserve a percentage of each dollar of product sales that provide the customer with the right of return. The transaction price includes an estimate of variable consideration up to the amount for which it is probable that a significant reversal in the amount of cumulative revenue recorded will not occur once the uncertainties surrounding the variable consideration are resolved.
We estimate that a majority of customers with unsubmitted claims as of September 30, 2021 will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment (as further described in “—DOJ investigation and settlement and claims audits”). As of September 30, 2021, and December 31, 2020, we recorded a sales returns reserve of $15.6 million and $4.3 million, respectively. The sales returns reserve as of September 30, 2021, and the results of operations for the three and nine months ended September 30, 2021, include the $5.1 million change in accounting estimate related to transactions with customers with potential insurance benefits that occurred during the first and second quarters of 2021. See the caption “Sales returns reserve” under Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q.
These estimates are inherently subject to estimation uncertainty because they assume the potential actions that a substantial number of our insurance pay customers may take as a result of the unavailability of insurance benefits as a direct payment method, which increases the probability of higher returns. If actual returns differ from our estimates or new factors arise indicating a rate of return that is different from our original estimate, an adjustment to revenue in a subsequent period will be recorded, which could have a material impact on our results of operations.
Accounts receivable – allowance for doubtful accounts
Accounts receivable represents amounts from third-party institutions for credit card and debit card transactions and trade accounts receivable. Trade accounts receivable are primarily insurance claims receivable amounts due from third-party payors and end-users.
Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on an assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate.
We estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers with an extended right of return whose claims are denied by insurance providers or are not submitted by us for payment may not pay for or return the hearing aid system. As of September 30, 2021, and December 31, 2020, we recorded an allowance for doubtful accounts of $4.6 million and $1.9 million, respectively, in the condensed consolidated balance sheets. The allowance for doubtful accounts as of September 30, 2021, and the results of operations for the three and nine months ended September 30, 2021, include the impact of the $6.1 million change in accounting estimate related to insurance claims receivable balances from transactions that occurred during the first and second quarters of 2021. See the caption “Allowance for doubtful accounts” under Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q.
As similarly described in “—sales returns reserve” above, estimates with respect to the actions of our customers, in this case relating to non-payment,
are subject to estimation uncertainty, particularly because any attempt to predict the behavior of individual customers can be affected by a variety of external factors. If actual credit losses differ from our estimates or new factors arise indicating credit losses that are different from our original estimate, it could have a material impact on our future operating expenses and results of operations

Loss contingencies
We are subject to various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If some amount within a range of probable loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of probable loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. If we determine that a loss is reasonably possible and the range of the loss is estimable, then we disclose the range of the possible loss if the upper end of the range is material. If we cannot estimate the range of loss, we will disclose the reason why we cannot estimate the range of loss and if there is a reasonable possibility that the amount of loss may be material. We regularly evaluate current information available to it to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed. Estimated accruals for contingencies are made based on the best information reasonably available, which can be highly subjective and result in estimation uncertainty. Our accruals for contingencies may fluctuate from period to period as a result of new information becoming available, which can occur sporadically and without forewarning.
See also our significant legal proceedings as discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q.
Recent accounting pronouncements
See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q
for more information about recent accounting pronouncements, the timing of their adoption, and our assessment.
JOBS Act Accounting Election
As of September 30, 2021, we were an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.
We elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and our interim condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements.
The aggregate worldwide market value of our voting common stock held by non-affiliates
(or public float) exceeded $700 million on June 30, 2021, and we were deemed to be a “large accelerated filer” under Rule
12b-2
of the Exchange Act as of the end of the 2021 fiscal year. As a large accelerated filer, we ceased to qualify as an emerging growth company as of December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
Our cash and cash equivalents as of September 30, 2021 and December 31, 2020 consisted of $156.4 million and $212.2 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
As of September 30, 2021, and December 31, 2020, we had $15.0 million in variable rate debt outstanding. The 2018 Loan matures in September 2024 and has interest-only payments until July 2022. The 2018 Loan accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 1.0% with a floor of 0.0% (4.25% as of September 30, 2021). A hypothetical increase or decrease of 100 basis points in the aforementioned prime rate would not have a material impact on our financial position or results of operations.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission (“SEC”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As of September 30, 2021, our management, with the participation and supervision of our principal executive officer, our principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, principal financial and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Based on this evaluation, our principal executive officer, our principal financial officer, and our principal accounting officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting and entity level controls described below, our disclosure controls and procedures were not effective as of September 30, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Newly reported material weakness
In connection with the preparation of our financial statements for the financial reporting periods ended September 30, 2021, we identified a material weakness in our entity level controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weakness is related to a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations. We intend to enhance our compliance and risk management processes with respect to our operations in the healthcare industry to remediate this material weakness, including the hiring of additional qualified personnel, and the engagement of additional specialized consulting resources.
We cannot assure you that the measures we intend to take will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. While we believe that our efforts will enhance our internal control, remediation of the material weakness will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.
Remediation efforts on previously reported material weakness
In connection with the preparation of our financial statements in connection with our IPO and through the current reporting period, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions.
We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including the hiring of additional qualified supervisory resources, the engagement of additional technical accounting consulting resources and plans to hire additional finance department employees.

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
Changes in internal control over financial reporting
Other than the changes intended to remediate the previously reported material weakness and the newly reported material weakness noted above, there were no changes in our internal control over financial reporting (as defined in
Rules 13a-15(f) and 15d-15(f) under
the Exchange Act) during the period covered by this Quarterly Report on Form
10-Q
that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We discuss certain legal proceedings in Part I of this Quarterly Report on Form
10-Q
in Note 6, “Commitments and contingencies” under the caption “Legal and other contingencies,” which is incorporated herein by reference. We refer you to that discussion for important information concerning those legal proceedings, including the alleged factual basis for such actions and, where known, the relief sought, as well as the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the complaint commencing the lawsuit was filed.
In addition, we may in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.
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

•
We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program but we have operated on a “cash pay” only basis since December 8, 2021. Following the civil settlement with the U.S. government on April 29, 2022, we may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors participating in the FEHB program in the future. As a result, we have faced a significant reduction in revenue and any failure to establish processes to support reimbursement from third-party payors in the future may significantly and adversely impact our business and growth prospects and our ability to sell our products.

•
Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets.

•
Potential opportunities for growth in our business outside of the FEHB program, such as the anticipated implementation of the pending OTC hearing aid regulatory framework and any potential Medicare, or other insurance, coverage for certain hearing aids, may not materialize and, as such, our business and growth prospects and our ability to sell our products may be materially and adversely impacted.

•
We are subject to risks from legal proceedings, investigations and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

•
We have a limited operating history and have grown significantly in a short period of time. If we are unable to manage our business and anticipated growth effectively, our business and growth prospects could be materially and adversely affected.

•	If we fail to attract and retain senior management and key technology personnel, our business may be materially and adversely affected.

•	We have a history of net losses, and expect to incur additional substantial losses in the foreseeable future.

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

•
If we are unable to reduce our return rates or if our return rates continue to increase, our net revenue may continue to decrease, and our business, financial condition and results of operations could be adversely affected.

•
We rely on a limited number of manufacturers for the assembly of our hearing aids. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.

•
We rely on the timely supply of high-quality components, parts and finished products, and our business could suffer if suppliers or manufacturers are unable to procure raw materials or other components of an acceptable quality (or at all) or otherwise fail to meet their delivery obligations, raise prices or cease to supply us with components, parts or products or acceptable quality.

•
If the quality of our hearing aid products does not meet consumer expectations, or if our products wear out more quickly than expected, then our brand and reputation or our business could be adversely affected.

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
Risks relating to our industry and business
We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program but we have operated on a “cash pay” only basis since December 8, 2021. Following the civil settlement with the U.S. government on April 29, 2022, we may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors participating in the FEHB program in the future. As a result, we have faced a significant reduction in revenue and any failure to establish processes to support reimbursement from third-party payors in the future may significantly and adversely impact our business and growth prospects and our ability to sell our products.
A significant portion of our revenue has historically been dependent on payments from third-party payors; for example, in the quarter ended September 30, 2021, 6,243 out of the 13,117 total gross systems shipped were for customers with potential insurance benefits. However, since December 8, 2021, we have not accepted insurance benefits as a method of direct payment.
Third-party payors periodically conduct
pre-
and post-payment reviews, including audits of previously submitted claims, and we are currently experiencing and may experience such reviews and audits of claims in the future. Historically, we submitted claims to a concentrated number of third-party payors under certain benefit plans, and substantially all such claims related to the FEHB program. We suspended all claims submission activities on September 22, 2021 when we learned of the investigation by the DOJ related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program.
On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation. Pursuant to the settlement agreement, we paid approximately $34.4 million to the U.S. government. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. While we will need to work with the OPM to align on the process and required documentation for potentially submitting claims through the FEHB program in the future, we may be unable to validate and establish processes to support the submission of claims for reimbursement to health plans under the FEHB program in the future. For example, we do not currently conduct in-person
hearing tests as they run counter to our primary
direct-to-consumer
business and omni-channel models. If a process by which we might be able to obtain reimbursement of claims for our products were to require in-person
hearing tests, we may not be able to efficiently or effectively integrate such tests into our operating model.

Following the settlement with the U.S. government, we remain subject to prepayment review of claims by our largest third-party payor, which accounted for approximately 85% of our gross accounts receivable as of September 30, 2021. Further, with respect to such payor, claims submitted since March 1, 2021 have not been paid and have either been denied or have not yet and may never be submitted for reimbursement by us. Two additional payor audits related to claims submitted for customers with FEHB plans are also in process, although one of the payors has continued to process claims during its audit. Additionally, as of December 2021, we are subject to a new audit that does not relate to claims submitted under the FEHB program.
As a result of the change to a
“cash-pay”
only business model, we have faced a significant reduction in revenue and reduced growth prospects. If we are unable to establish processes to support reimbursement from third-party payors in the future, our business and growth prospects and our ability to sell our products may be significantly and adversely impacted.
Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets.
We believe that, without any future financing, we will not be able to satisfy our obligations as they become due within one year from the date of filing of this Quarterly Report on Form 10-Q. We anticipate our future capital requirements will be substantial and that we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof. While we are currently exploring fundraising opportunities to meet these capital requirements, additional capital may not be available to us on acceptable terms on a timely basis, or at all. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets, in which case it is likely that investors would lose part or all of their investment.
Our expected future capital requirements and ability to raise additional capital will depend on many factors, including but not limited to the following:

•	investor confidence in our ability to continue as a going concern;

•	the timing, receipt and amount of sales from our current and future products;

•
the costs involved in resolving third-party claims audits and recoupment of previous claims paid, as well as other legal proceedings (including the shareholder class action and derivative suits discussed in Note 6 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), and their duration and impact on our business generally (particularly with respect to our ability in future periods to accept insurance as a direct method of payment);

•
the availability of insurance coverage for our hearing aid devices, and any costs associated with reimbursement and compliance, including anticipated implementation of a pending OTC regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for us), and any resulting changes to our business model, including a potential long-term shift to a model that excludes insurance benefits as a method of direct payment to Eargo, which would likely result in a sustained increased cost of customer acquisition;

•	the cost and timing of expanding our sales, marketing and distribution capabilities;

•	any expenses, as well as the impact to our business and operating model, as a result of changes in the regulatory landscape for hearing aid devices;

•	the cost of manufacturing, either ourselves or through third-party manufacturers, our products;

•	the terms, timing and success of any other licensing, partnership, omni-channel, including retail, or other arrangements that we may establish;

•	any product liability or other lawsuits related to our current or future products;

•	the expenses needed to attract, hire and retain skilled personnel;

•	the extent of our spending to support research and development activities and the expansion of our product offerings;

•	the costs associated with being a public company;

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial markets generally;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and

•	the extent to which we acquire or invest in businesses.
If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities. Even if we are able to raise significant additional capital necessary to continue our operations within the next year, if we are unable to obtain additional adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances, or developments, including the anticipated implementation of a pending OTC hearing aid regulatory framework, could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected.
Potential opportunities for growth in our business outside of the FEHB program, such as the anticipated implementation of the pending OTC hearing aid regulatory framework and any potential Medicare, or other insurance, coverage for certain hearing aids, may not materialize and, as such our business and growth prospects and our ability to sell our products may be materially and adversely impacted.
Since December 8, 2021, we have not accepted insurance benefits as a method of direct payment. While we will need to work with the OPM to align on the process and required documentation for potentially submitting claims through the FEHB program in the future, we may be unable to validate and establish processes to support the submission of claims for reimbursement to health plans under the FEHB program in the future. As such, our future growth prospects may be dependent upon other opportunities, such as the pending OTC hearing aid regulatory framework and any potential Medicare, or other insurance, coverage for certain hearing aids that we may be able to access.
We intend to focus on both securing third-party reimbursement and increasing coverage and reimbursement for our current products and any future products we may develop. Our long-term ability to service insurance customers may be dependent on any potential actions insurance providers may take following the anticipated implementation of the pending OTC hearing aid regulatory framework that may limit our ability to access insurance coverage (and which OTC framework may also generally result in additional compliance or other regulatory requirements for Eargo). It may also be dependent on any potential Medicare, or other insurance, coverage for certain hearing aids (which may not include Eargo hearing aids). We may never achieve sufficient additional third-party reimbursement to meaningfully restore or expand our access to insurance coverage.
We cannot predict whether, under what circumstances, or at what payment levels third-party payors will cover and reimburse our products. If we fail to establish and maintain broad adoption of our products or fail to penetrate the insurance and managed care markets for our products, our ability to generate revenue could be harmed and our prospects and our business could suffer. To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. We may not obtain international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought. Please also see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer
business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.”
We are subject to risks from legal proceedings, investigations and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.
We are currently subject to a number of legal proceedings, investigations and inquiries, including: (i) purported securities class action litigation alleging that certain of our disclosures about our business, operations and prospects, including reimbursements from third-party payors, violated federal securities laws; and (ii) purported derivative action alleging the directors breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures and compliance with laws, rules and regulations governing the business. On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation and pursuant to which we paid approximately $34.4 million. We remain subject to audit or prepayment review by various third-party payors. In addition, we could face additional legal proceedings, investigations and inquiries relating to these or similar matters. For more information regarding legal proceedings, see “Item 1. Legal Proceedings.”
We are unable to predict how long such legal proceedings, investigations and inquiries will continue, but we have incurred and anticipate that we will continue to incur significant costs in connection with these matters and that these legal proceedings, investigations and inquiries have resulted and will continue to result in substantial distraction of management’s time, regardless of the outcome. These legal proceedings, investigations and inquiries may result in damages, fines, penalties, consent orders or other sanctions (including exclusion from government programs and/or a recoupment of previous claims paid) against us and/or certain of our officers or directors, or in changes to our business practices, including the potential long-term shift to a model excluding insurance as a method of payment to Eargo. Furthermore, publicity surrounding these legal proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us, coupled with the recent intensified public scrutiny of our Company, could result in additional legal proceedings, investigations and inquiries. As a result, these legal proceedings, investigations and inquiries have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations.

These legal proceedings, investigations and inquiries, and the uncertainty stemming from them, could also precipitate or heighten the other Risk Factors that we identify in this Item 1A, any of which could materially adversely impact our business. Further, these legal proceedings, investigations and inquiries may also affect our business and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
Additionally, we may become subject to other legal disputes and regulatory proceedings in connection with our business activities involving, among other things, product liability, product defects, intellectual property infringement and/or alleged violations of applicable laws in various jurisdictions. Although we maintain liability insurance in amounts we believe to be consistent with industry practice, we may not be fully insured against all potential damages that may arise out of any claims to which we may be party in the ordinary course of our business. A negative outcome of these proceedings may prevent us from pursuing certain activities and/or require us to incur additional costs in order to do so and pay damages.
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
We have a limited operating history and have grown significantly in a short period of time. If we are unable to manage our business and anticipated growth effectively, our business and growth prospects could be materially and adversely affected.
We were organized in 2010 and began selling hearing aids in 2015. In that time, we have grown significantly, increasing the size of our organization and expanding our business. We have expanded, and any growth that we experience in the future will require us to further expand, our sales, clinical, and research and development personnel (including those with software and hardware expertise), our manufacturing operations and our general and administrative infrastructure. As a public company, we need to support increased managerial, operational, financial and other resources. Rapid expansion in personnel could mean that less experienced people develop, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure.
The challenges we face in managing our business, including our shift to a
“cash-pay”
only business model, the obstacles to our being able to obtain reimbursement for our products from third-party payors, and the changing regulatory landscape, place significant demands on our management, financial, operational, technological and other resources, and we expect that managing our business will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls, reporting systems, and procedures. In particular, the challenges in managing our business involve a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high-quality product standards and regulatory compliance and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. In addition, we completed an employee workforce reduction in the fourth quarter of 2021, which may continue to impact the attraction and retention of employees, as well as employee morale and productivity. We cannot assure you that any increases in scale, related improvements and quality or compliance assurance will be successfully implemented or that appropriate personnel will be available to facilitate the management and growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs or an inability to meet demand. If we do not effectively manage our business through the various challenges we face, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to attract and retain senior management and key technology personnel, our business may be materially and adversely affected.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, administrative and clinical and scientific personnel, including those with software and hardware expertise. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior technology personnel and other members of our senior management team. The unplanned loss of the services of any of our members of senior management could adversely affect our business until a suitable replacement can be found.

Competition for qualified personnel in the medical device field in general and the audiology field specifically is intense due to the limited number of individuals who possess the training, skills and experience required by our industry. In addition, our success also depends on our ability to attract, recruit, develop and retain skilled managerial, sales, administration, operating and technical personnel. We will continue to review, and where necessary, strengthen our senior management as the needs of the business develop, including through internal promotion and external hires. However, there may be a limited number of persons with the requisite competencies to serve in these positions and we cannot assure you that we would be able to locate or employ such qualified personnel on terms acceptable to us, or at all. Therefore, the unplanned loss of one or more of our key personnel, or our failure to attract and retain additional key personnel, could have a material adverse effect on our business, financial condition and results of operations. Our ability to attract and retain such qualified personnel has been and may continue to be negatively impacted by the DOJ investigation or shareholder litigation, our recent workforce reduction and suspension of certain of our equity compensation practices, and related negative publicity. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.
We may experience difficulties in managing our business, and a deterioration in our relationships with our employees could have an adverse impact on our business.
We expect to rely on our managerial, operational, finance and other resources in order to manage our operations and continue our research and development activities. We anticipate expanding our international operations, which would subject us to the legal, political, regulatory and social requirements and economic conditions of these jurisdictions, and create a variety of potential operational challenges due to a variety of international factors, including local labor laws and regulations and managing a geographically dispersed workforce. Our management and personnel, systems and facilities currently in place may not be adequate to support our business. Our need to effectively execute our strategy requires that we:

•	manage our commercial operations effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reports systems and procedures.
Maintaining good relationships with our employees is crucial to our operations. As a result, any deterioration of the relationships with our employees could have a material adverse effect on our business, financial condition and results of operations. Our ability to attract and retain qualified personnel, and foster positive employee morale, has been and may continue to be negatively impacted by the DOJ investigation and related negative publicity as well as the suspension of certain of our equity compensation practices. In addition, we completed an employee workforce reduction in the fourth quarter of 2021, which may impact the attraction and retention of employees, as well as employee morale and productivity. Further, many of our key employees receive a total compensation package that includes equity awards. In addition to the aforementioned suspension of certain equity compensation practices, volatility in the stock market, our share price and other factors could diminish the Company’s use or the value of the Company’s equity awards, putting the Company at a competitive disadvantage.
Additionally, material disruption to our business as a result of strikes, work stoppages or other labor disputes could disrupt our operations, result in a loss of reputation, increased wages and benefits or otherwise have a material adverse effect on our business, financial condition and results of operations.
We have a history of net losses, and we expect to incur additional substantial losses in the foreseeable future.
We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the years ended December 31, 2020 and 2019, we incurred net losses of $39.9 million and $44.5 million, respectively, and for the nine months ended September 30, 2021 and 2020, we incurred net losses of $112.3 million and $28.1 million, respectively. As a result of our ongoing losses, as of September 30, 2021, we had an accumulated deficit of $311.3 million. Since inception, we have spent significant funds on organizational and start-up
activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how
and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and have and may continue to increase as a result of the costs involved in resolving the DOJ investigation, including the approximately $34.4 million we paid pursuant to the settlement agreement with the U.S. government, and other corrective actions and recoupment of previous claims paid, as well as other legal proceedings, and their duration and impact on our business generally. They may also fluctuate and increase as a result of the anticipated implementation of a pending OTC hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids, neither of which may ultimately be favorable to us.

Our long-term success is dependent upon our ability to successfully develop, commercialize and market our products, earn revenue, obtain additional capital when needed and, ultimately, to achieve profitable operations. The uncertainty regarding the extent to which we are able to validate and establish processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, if at all, in the future, the anticipated implementation of a pending OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for Eargo) and potential Medicare coverage for certain hearing aids (which may not include Eargo hearing aids) will require that we evaluate and consider any changes to our business model as new information becomes available, including a potential long-term shift to a model excluding insurance as a method of payment to Eargo, which would likely result in a sustained increased cost of customer acquisition and a reduction in shipments, revenue, gross margin, and higher operating expenses, which could have a material negative impact on our ability to achieve profitability and our growth prospects. We will need to generate significant additional revenue and raise significant additional capital to continue our operations and potentially achieve profitability. It is possible that even if we generate significant additional revenue and raise significant additional capital, we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Without the benefit of customers with insurance coverage and significant additional capital, the future prospects of the Company and our ability to achieve profitability are uncertain.
Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer
business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.
Hearing aids are considered medical devices subject to regulation by the FDA. We currently market our products pursuant to the FDA regulatory framework for air-conduction
hearing aids, which are classified as Class I or Class II devices exempt from premarket review procedures. In addition, while applicable FDA regulations establish certain “conditions for sale” of all hearing aids, including that prospective hearing aid users must have a medical evaluation by a licensed physician within the six months prior to hearing aid dispensation or sign a waiver of medical evaluation, the FDA has stated that it does not intend to enforce these medical evaluation and waiver requirements prior to the dispensing of Class I air-conduction
and Class II wireless
air-conduction
hearing aids to individuals 18 years of age and older. Accordingly, while we are required to comply with other FDA requirements, including specific hearing aid labeling requirements and provision of a User Instructional Brochure, our products have not been reviewed by the FDA and are not dispensed by licensed physicians. If the FDA were to determine that our products do not properly satisfy the conditions for marketing Class I or Class II air-conduction
hearing aid devices, we could be forced to cease distribution of our products until we obtain regulatory clearance or approval, and we could be subject to additional enforcement action by the FDA. In addition, many states have laws regarding the provision of hearing aid devices, and if we are found to be in violation of the laws of any state in which our devices are sold, we could be subject to further sanctions at the state level.
The regulatory landscape for hearing aid devices has been subject to recent changes that may alter or increase our requirements for regulatory compliance. The FDARA set forth a process to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. The language in FDARA is not self-implementing, which means that the OTC hearing aid category does not exist until the effective date of a published final regulation. On October 20, 2021, the FDA published a notice of proposed rulemaking to establish new regulatory categories for OTC and prescription hearing aids (“Proposed Rule”). The Proposed Rule also includes revised requirements for labeling, conditions for sale, performance standards and other provisions applicable to either OTC or prescription hearing aids, or both. Under FDARA, the OTC hearing aid controls that are the subject of the rulemaking, if finalized, would preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The comment period on the Proposed Rule, in which we participated, ended on January 18, 2022, after which the FDA will review the comments and make any revisions the FDA deems necessary prior to publishing the Final Rule. The Final Rule becomes effective 60 days after the publication of the Final Rule. Under the Proposed Rule, devices that require 510(k) clearance to come into compliance with the new requirements would need to be cleared by the effective date of the Final Rule to continue marketing; for all other currently marketed devices, the proposed compliance date is 180 days after the effective date of the Final Rule (240 days after the publication of the Final Rule).
We market the Eargo system devices as Class I or Class II
air-conduction
hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, both of which are exempt from 510(k) premarket review. Our hearing aids may be marketed under the current FDA framework during the FDA’s rulemaking proceeding. However, we cannot know to what extent the Final Rule may differ from the Proposed Rule. Once the FDA issues a Final Rule, we will need to expend time and resources evaluating the Final Rule and ensuring that our devices and processes come into compliance with the new requirements in order to market our products in line with our primary direct-to-consumer
business and omni-channel models in the future. It is possible that a finalized regulatory framework for OTC hearing aids may lead to additional commercial partnership, omni-channel, including retail, or other opportunities, although there are no assurances that it will do so. The Final Rule and the responses thereto by leading insurance providers could also materially impact our efforts to resume submitting claims for customers with potential insurance benefits or have other unforeseen impacts on our business and results of operations.
In addition, in May 2018, the FDA granted a de novo classification request from Bose for a direct-to-consumer
“self-fitting
air-conduction
hearing aid,” and effective October 28, 2019, the FDA published 21 CFR 874.3325, establishing the product classification for the self-fitting air conduction hearing aid as a Class II device with special controls subject to 510(k) premarket review. We do not consider our devices to be “self-fitting” hearing aids similar to the cleared Bose device, but the FDA could disagree. In such case, the FDA may require us to remove our devices from the market while we seek FDA clearance. In addition, even if our current products remain Class I or Class II exempt devices, it is possible that any future products we may develop could fail to meet the requisite criteria for similar regulation and could be subject to more stringent requirements and premarket review, increasing our costs for regulatory compliance.

Finally, in October 2021, the Biden administration outlined its plan to expand government healthcare programs as part of its broader domestic spending bill, which includes, among other things, extending Medicare coverage to include hearing benefits. Congress has considered and is considering legislation that would provide for such coverage, for example, the Build Back Better Act (H.R. 5376), which was passed by the House on November 19, 2021. The bill, as passed by the House, would provide Medicare coverage for certain hearing aids to individuals with specific types of hearing loss, furnished pursuant to a written order of a physician, qualified audiologist or other hearing aid professional, physician assistant, nurse practitioner or clinical nurse specialist. This bill has not yet been passed by the Senate, and we cannot predict the likelihood, nature, or extent to which Medicare or other government healthcare programs will cover hearing aids, if at all, or specifically our hearing aids, which are intended for “mild” or “moderate” hearing loss, or the impact of any such changes on our business, financial condition or results of operations.
If we cannot innovate at the pace of our hearing aid manufacturing competitors, we may not be able to develop or exploit new technologies in time to remain competitive.
The hearing aid industry has in the past experienced rapid shifts to new key technologies, including for example the switch from analog to digital hearing aids in the 1990s, that disrupted existing market patterns and led to a large-scale market realignment among customers and hearing aid manufacturers. For us to remain competitive, it is essential to develop and bring to market new technologies or to find new applications for existing technologies at an increasing speed. If we are unable to meet customer demands for new technology, or if the technologies we introduce are viewed less favorably than our competitors’ products, our results of operations and future prospects may be negatively affected. To meet our customers’ needs in these areas, we must continuously design new products, update existing products and invest in and develop new technologies. We will also need to anticipate consumer demand with respect to these technologies and which technological advances are most desirable in the hearing aids we sell. This need will result in requiring our employees to continue learning and adapting to new technologies, and our competing for highly skilled talent in a competitive market. Our operating results depend to a significant extent on our ability to anticipate and adapt to technological changes in the hearing aid market, maintain innovation, maintain a strong product pipeline and reduce the costs of producing high-quality new and existing hearing aids. Any inability to do so could have a material adverse effect on our business, financial condition and results of operations.
We are deploying a new business model in an effort to disrupt a relatively mature industry. In order to successfully challenge incumbent business models and become profitable, we will need to continue to refine our product and strategy.
Our
direct-to-consumer
business model is relatively new to the hearing aid industry. Our products are currently primarily available direct-to-consumer
and are therefore generally not sold by channels which consumers would traditionally look to for the treatment of their hearing loss. Because audiologists and hearing clinics do not offer our products, they are unlikely to recommend our products to their patients. If we are unable to reach this population through our online or direct and channel marketing, the estimated market size for our products may be lower than we anticipate.
Delivery of hearing aids via a
direct-to-consumer
model represents a change from the traditional channel, which requires in-person
visits to one or more hearing care professionals, and consumers may be reluctant to accept this model or may not find it preferable to the traditional channel. In addition, consumers may not respond to our direct and channel marketing campaigns or efforts, or we may be unsuccessful in reaching our target audience, particularly if we expand our sales efforts in foreign jurisdictions where our advertising and distribution model may be more heavily regulated. If consumers prove unwilling to adopt our model as rapidly or in the numbers that we anticipate, our business, financial condition and results of operations could be materially harmed.
Historically, the majority of hearing aids sold to customers who used insurance benefits as a method of direct payment to Eargo corresponded to claims for reimbursement to third-party payors under the FEHB program. While we will need to work with the OPM to align on the process and required documentation for potentially submitting claims through the FEHB program in the future, we may be unable to validate and establish processes to support the submission of claims for reimbursement to health plans under the FEHB program in the future. As such, our future growth prospects may be dependent upon other opportunities, such as the pending OTC hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids that we may be able to access.
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
In addition to these manufacturer competitors, Costco sells multiple brands of hearing aids, including those of the traditional manufacturers and Costco’s own white-label Kirkland Signature brand of hearing aid, at prices ranging from approximately $1,400 to $2,950 per pair. We estimate that during 2019, Costco dispensed approximately 14% of the hearing aids distributed in the United States, which percentage is expected to increase going forward. The United States Department of Veterans Affairs (the “VA”) is also a significant provider of hearing aids and provides hearing aids at no charge to its patients. We estimate that, in 2019, the VA dispensed approximately 19% of the hearing aids distributed in the United States. Our products are not distributed by Costco, or on contract or currently eligible to be distributed by the VA.

We also face competition from companies that introduce new technologies, including consumer electronics companies that sell direct to consumers. For example, in May 2018, the FDA granted marketing clearance to Bose Corporation for a “self-fitting air-conduction
hearing aid.” The Bose self-fitting hearing aid was cleared under the FDA’s de novo premarket review pathway with the intended use to amplify sound for individuals 18 years of age or older with perceived mild to moderate hearing impairment, with no pre-programming
or hearing test necessary. We view our consumer-first model as a competitive advantage, and competitors, including Bose or other consumer electronics companies, or any other companies following the anticipated implementation of a pending OTC hearing aid regulatory framework, that sell hearing aids directly to consumers may erode that advantage. Please see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer
business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.”
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
We may be unable to compete with these or other competitors, and one or more of such competitors may render our technology obsolete or economically unattractive. Please see the Risk Factor titled “If we cannot innovate at the pace of our hearing aid manufacturing competitors, we may not be able to develop or exploit new technologies in time to remain competitive.” To the extent we expand internationally, we will face additional competition in geographies outside the United States. If we are unable to compete effectively with existing products or respond effectively to any new products developed by competitors, our business could be materially harmed. Increased competition may result in price reductions, reduced gross margins and loss of market share. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.
We rely on the timely supply of high-quality components, parts and finished products, and our business could suffer if suppliers or manufacturers are unable to procure raw materials or other components of an acceptable quality (or at all) or otherwise fail to meet their delivery obligations, raise prices or cease to supply us with components, parts or products of acceptable quality.
We rely on a limited number of critical suppliers for many of the components that are used in the manufacture of our products, including for semiconductor components, such as integrated circuits, as well as batteries, microphones and receivers. We are dependent on these third-party manufacturers and suppliers to identify and purchase quality raw materials, semi-finished goods and finished goods while seeking to preserve our quality standards. This reliance and dependence on third parties adds additional risks to the manufacturing process that are beyond our control. For example, the occurrence of epidemics or pandemics, such as the
COVID-19
pandemic, may cause labor shortages and/or disrupt the supply of various raw materials and components, causing price spikes and/or shortages. As a result, one or more of our suppliers or manufacturers may suspend, close or otherwise reduce the scope of their operations either temporarily or permanently.
In addition, many of these suppliers also provide components and products to our competitors. The industry’s reliance on a limited number of key components and product suppliers subjects us to the risk that in the event of an increase in demand or shortage of key materials or components, our suppliers may fail to provide supplies to us in a timely manner while they continue to supply our competitors, many of which have greater purchasing power than us, or seek to supply components to us at a higher cost. Lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we may experience and have experienced component shortages and extended lead times, as well as increased component costs and increased logistics costs, including on semiconductor components and batteries, and other components used in our products.
While we continue to monitor our supply chain and have taken and are taking actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases, future disruptions in our supply chain, including the sourcing of certain components and raw materials by us or our suppliers, such as semiconductor and memory chips, as well as increased logistics and inflationary costs, could impact our sales and gross margins as well as launch and shipment of our products. The failure of our suppliers or manufacturers to deliver components or products in a timely fashion could have disruptive effects on our ability to produce our products in a timely manner, or we may be required to find new suppliers or manufacturers at an increased cost, if at all. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay launch or shipment of our products or increase our production costs, which could adversely affect our business and operating results. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past impacted our costs and could in the future impact costs or interrupt our ability to source certain product components. A severe weather event in countries from which we source components and parts could cause disruptions in the Company’s supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company’s cost incurred to manufacture its products.

Any shortage, delay or interruption in the availability of our products, or key inputs used in their production, may negatively affect our ability to meet consumer demand. Additionally, our reputation and the quality of our products are in part dependent on the quality of the components that we source from third-party suppliers. If we are unable to control the quality of the components supplied to us or to address known quality problems in a timely manner, our reputation in the market may be damaged and sales of our products may suffer. As a result, we may experience a material adverse effect on our business, financial condition and results of operations.
Certain components needed to manufacture our hearing aids are only available from a limited number of suppliers.
Several of our suppliers provide products for our hearing aids and accessories for which they own the design and/or intellectual property rights. This includes semiconductor components, including integrated circuits, as well as transducers, batteries and various electrical components, some of which are highly customized. Although there may be several potential suppliers for our components, as our components are highly customized, there is a risk that these components may not be readily substituted by similar products of other suppliers or that any substitution may take a lengthy period of time to implement. Even if we do identify new suppliers, we may experience increased costs and product shortages as we transition to alternative suppliers. If any of these limited suppliers cease to supply us with their products, significantly increase their costs, or any of the foregoing events occurs, we could experience a material adverse effect on our business, financial condition and results of operations.
We rely on a limited number of manufacturers for the assembly of our hearing aids. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.
We have no manufacturing capabilities of our own. We currently rely on a limited number of manufacturers: one headquartered in Taiwan, with manufacturing facilities in Suzhou, China, Pegatron Corporation, for the manufacture of Eargo 5 and Eargo 6, and one located in Thailand, Hana Microelectronics, for the manufacture of all other products currently available for sale. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturers have generally met our demand requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including our relative importance as a customer of the manufacturer or its ability to provide assembly services to manufacture our products, which may be affected by the
COVID-19
pandemic. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products if we cannot obtain an acceptable substitute.
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
The manufacture of our products is complex and requires the integration of a number of components from several sources of supply. Our contract manufacturers must manufacture and assemble these complex products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our hearing aids require significant expertise to manufacture, and our contract manufacturers may encounter difficulties in scaling up production of the hearing aids, including problems with quality control and assurance, component supply shortages, including any semiconductor components, increased costs, shortages of qualified personnel, the long lead time required to develop additional facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. There can be no assurance that manufacturing or quality control problems will not arise in connection with the scale-up
of the manufacture of our products. If we are unable to obtain a sufficient supply of product, maintain control over product quality and cost or otherwise adapt to challenges in managing our business, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. If demand for our products decreases, as it has recently as a result of the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits”), we may have excess inventory, which could result in inventory write-offs that may adversely affect our business, financial condition and results of operations. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our contract manufacturers’ facilities, lead to regulatory fines or halt or discontinue manufacturing indefinitely. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully develop and effectively manage the introduction of new products, our business may be adversely affected.
We must successfully manage introductions of new or advanced hearing aid products. Introductions of new or advanced hearing aid products could also adversely impact the sales of our existing products to consumers. For instance, the introduction or announcement of new or advanced hearing aid products may shorten the life cycle of our existing devices or reduce demand, thereby reducing any benefits of successful hearing aid introductions and potentially lead to challenges in managing write-downs or write-offs of inventory of existing products. We may also not have success in transitioning customers from legacy hearing aids to new products. In addition, new hearing aid products may have higher manufacturing costs than legacy products, which could negatively impact our gross margins and operating results. As the technological complexity of our products increases, the infrastructure to support our products, such as our design and manufacturing processes and technical support for our products, may also become more complex. Accordingly, if we fail to effectively manage introductions of new or advanced products, our business may be adversely affected.
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
If the quality of our hearing aid products does not meet consumer expectations, or if our products wear out more quickly than expected, then our brand and reputation or our business could be adversely affected.
Our products may not perform as well in
day-to-day
use as we or our customers expect. Although we designed our Eargo hearing aids to provide high quality audio, we have collected limited data comparing our products to competitive devices. In September 2021, we conducted a series of comparative electroacoustic benchmarking tests (the “Bench Study”) to compare our Eargo Neo HiFi and Eargo 5 hearing aids with hearing aids from four major manufacturers. While each of the devices tested in the Bench Study, including our Eargo Neo HiFi and Eargo 5 hearing aids, met or exceeded the identified benchmarks for appropriate levels of sound quality and amplification to improve speech audibility, the design, methodology and results of the Bench Study have not been subject to external review and may not be reliable or replicable indicators of the general performance of our Eargo Neo HiFi and Eargo 5 hearing aids or the other manufacturers’ hearing aids that were the subject of the Bench Study. Further, the benchmarks for appropriate levels of sound quality and amplification that we identified in the Bench Study may not be appropriate proxies for hearing aid performance or reflect the real-world performance of any tested device. Future studies, including our internal studies or those of our competitors or other third parties, may not yield the results that we expect to obtain and may not demonstrate that our products are superior to, or may demonstrate that our products are inferior to, existing or future products with regard to functional or economic measures. These study results may be published in medical journals or other publications, or by our competitors and result in adverse publicity for our products. The performance of our Eargo hearing aids may not live up to customer expectations, and our brand, reputation, customer satisfaction, return rates and sales may be adversely affected as a result.
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
Certain components of our hearing aids may also offer reduced performance or wear out over time. For example, the rechargeable technology used in our hearing aids and charging cases has a limited lifespan, and recharging performance will degrade over time. We designed our Eargo Neo HiFi hearing aids to provide up to 20 hours of continuous use between charges when new and up to 16 hours after 1,000 charging cycles, but charging capacity may decrease more quickly than expected. Moreover, certain components of our hearing aids that can be purchased online will require more frequent replacement than the device itself. If the quality, longevity and durability of our products does not meet the expectations of customers, then our brand and reputation and our business, financial condition and results of operations, could be adversely affected.
Customer or third-party complaints or negative reviews or publicity about our company or our hearing aids could harm our reputation and brand.
We are heavily dependent on customers who use our hearing aids to provide good reviews and word-of-mouth
recommendations to contribute to our reputation and brand. Customers who are dissatisfied with their experiences with our products or services or their ability to receive reimbursement from their insurance companies may post negative reviews. We have and may continue to be the subject of blog, forum or other media postings that include inaccurate statements and create negative publicity. In addition, traditional hearing aid supply chain participants may express and publish negative views regarding our direct-to-consumer
model and products. Any negative reviews or negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings have harmed and could continue to harm our reputation and brand and severely diminish consumer confidence in our products. Please also see the Risk Factor titled, “We are subject to risks from legal proceedings, investigations and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.”

We spend significant amounts on advertising and other marketing campaigns to acquire new customers, which may not be successful or cost effective.
We market our hearing aids through a mix of digital and traditional marketing channels. These include paid search, digital display advertising, email marketing, affiliate and channel marketing, direct response television, national reach television, direct mail and select print and radio advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect to continue to spend significant amounts to acquire new customers and increase awareness of our products. Beginning on December 8, 2021, we do not currently accept insurance benefits as a method of direct payment. As a result, we have reduced sales and marketing resources that were previously focused on insurance customers to prioritize the conversion of cash-pay
consumers into satisfied customers. The shift to a
cash-pay
only model is likely to increase the cost to acquire new customers, based on the historically lower conversion rate for cash-pay
customers as compared to customers with potential insurance benefits. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products while lowering our acquisition costs, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition or fully understand or estimate the conditions and behaviors that drive consumer behavior. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our marketing efforts will result in increased sales of our products.
In addition, we believe that building a strong brand and developing and achieving broad awareness of our brand is critical to achieving market success. Negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings has harmed and could continue to harm our reputation and brand and severely diminish consumer confidence in our products. If any of our brand-building activities prove less successful than anticipated, or such activities are inhibited by negative publicity in relation to the DOJ investigation, the claims audits and other legal proceedings, it could materially adversely impact our ability to attract new customers. If this were to occur, we may not be able to recover our brand-building spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our brand-building efforts will result in increased sales of our products. See also the Risk Factors titled, “Customer or third-party complaints or negative reviews or publicity about our company or our hearing aids could harm our reputation and brand” and
“We are subject to risks from legal proceedings, investigations and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.”
Our products are complex to design and manufacture and could contain defects. The production and sale of defective products could adversely affect our business, financial condition and results of operations. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.
We make hearing aids that include highly complex electronic components, which are sourced from external third parties, and there is an inherent risk that defects may occur in the production of any of our products. Although we rely on the suppliers’ internal procedures designed to minimize risks that may arise from quality issues, there can be no assurance that we or our suppliers will be able to eliminate or mitigate occurrences of these issues and associated liabilities. Under consumer product legislation in many jurisdictions, we may be forced to recall or repurchase defective products, and more restrictive laws and regulations relating to these matters may be adopted in the future. We also face exposure to product liability claims in the event that any of our devices are alleged to have resulted in personal injury or damage to property, or otherwise to have caused harm. For example, we may be sued if any of our hearing aids allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranty. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
In addition, any product defects, recalls or claims that result in significant adverse publicity could have a negative effect on our reputation, result in loss of market share or failure to achieve market acceptance. For example, our first-generation hearing aid, launched in 2015, had a high incidence of product returns and warranty claims. As a result, we voluntarily withdrew the product from the market. The production and sale of defective products in the future could have a material adverse effect on our business, financial condition and results of operations.
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
Our business, financial condition and results of operations may be impacted by the effects of the
COVID-19
pandemic.
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
The pandemic and such restrictions have resulted in a majority of our employees working remotely, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other potential disruptions may include delays in processing registrations or approvals by applicable state or federal regulatory bodies; delays in product development efforts; disruptions to our supply chain, including any impacts from global semiconductor shortages; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Eargo systems. Disruptions in supply chain have resulted in industry-wide component supply (such as semiconductors) shortages, and we may not be able to obtain adequate inventory on a timely basis or at all. To date, increases in component pricing have occurred but have not had a material impact on supply continuity or gross margin. We have taken steps to monitor our supply chain and actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases. Future disruptions in our supply chain, including the sourcing of certain components and raw materials, such as semiconductor and memory chips, as well as increased logistics costs, could impact our sales and gross margins.
The ultimate impact of
COVID-19
on our business, financial conditions and results of operations depends on many factors and future developments beyond our control, which are highly uncertain and difficult to predict, including: the duration of the pandemic, a potential resurgence, the impact of variants, new or renewed restrictions, the timing, availability, acceptance and effectiveness of vaccines and treatments against
COVID-19
as well as vaccination rates among the population, the pace of recovery when the
COVID-19
pandemic subsides, and the severity and duration of the global economic downturn that results from the ongoing pandemic.
While the potential economic impact brought by and the duration of
COVID-19
may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our existing indebtedness. In addition, a recession or market correction resulting from the spread of
COVID-19
could materially affect our business and the value of our common stock. The
COVID-19
pandemic has also resulted in volatility in the unemployment rate in the United States, which may continue even after the pandemic subsides. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of our products sold after the pandemic has subsided. Further, although our sales volume has been positively impacted during the
COVID-19
pandemic, this and any other favorable impacts we have experienced in connection with the pandemic may subside, and the ultimate effect of
COVID-19
on our sales volume and other results of operations could differ substantially from our expectations and our experience to date.
Repair or replacement costs due to guarantees we provide on our products could have a material adverse effect on our business, financial condition and results of operations.
We provide product guarantees to our customers, both as a result of contractual and legal provisions and for marketing purposes.
We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for our latest device and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of September 30, 2021, we had provisions of $3.6 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.
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
Our failure to successfully anticipate sales returns may have a material adverse effect on our business, financial condition and results of operations.
Our reported net revenue and net losses are affected by changes in reserves to account for sales returns and product credits. The reserve for sales returns accounts for customer returns of our products after purchase. We record a reserve for sales returns estimated based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns reserve may be recorded in the future and reported net revenue may be reduced accordingly. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information.

We do not currently have the ability to resell all products that are returned. Our refurbishment capabilities include full refurbishment, conversion, and components, and allow us to refurbish and resell or reuse certain returned devices. To the extent we are unable to successfully refurbish devices in the future, we will not be able to resell such devices. Further, the introduction of new products, changes in product mix, changes in consumer confidence or other competitive and general economic conditions may cause actual returns to differ from product return reserves. Any significant increase in product returns that exceeds our reserves could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to reduce our return rates or if our return rates continue to increase, our net revenue may decrease, and our business, financial condition and results of operations could be adversely affected.
Our customer sales returns rate was approximately 46% in the third quarter of 2021, which does not include the impact of the $5.1 million of estimated sales returns recorded as a reduction in revenue in the third quarter of 2021 related to transactions that occurred during the first and second quarters of 2021 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information). Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. Additionally, following learning of the DOJ investigation and prior to shifting to our current upfront payment requirement, we offered customers with potential insurance benefits the option to return their hearing aids or purchase their hearing aids without use of their insurance benefits if their claim is denied or ultimately not submitted by us to their insurance plan for payment.
We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. Our net revenue and profitability have been and will continue to be negatively impacted by the inability to recognize revenue related to shipments to customers with potential insurance benefits, which customers generally have had a significantly lower rate of return as compared to cash-pay
customers. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they continue to increase, our net revenue may continue to decrease, and our business, financial condition and results of operations could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors affecting our business—Sales returns rate.”
Accelerated consolidation and formation of purchasing groups increases the pricing pressure on hearing aids.
Many purchasing groups, such as hearing aid clinics, retailers and hospital systems, are consolidating to create new entities with greater market power. Such groups, such as Costco and the VA, have used and may continue to use their increased purchasing power to negotiate price reductions or other concessions across our industry. This pricing leverage has resulted, and will likely continue to result, in downward pressure on the average selling prices of hearing aid products generally, including our own products. The forthcoming OTC Final Rule could further contribute to the pace of consolidation as well as the introduction of new entrants in the hearing aid market, which would further increase pricing pressure on hearing aid manufacturers. Please see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer
business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.” These factors could have a material adverse effect on our business, financial condition and results of operations.
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

We are dependent on international manufacturers and suppliers, as well as certain international contractors we engage from time to time with respect to select research and development activities, which exposes us to foreign operational and political risks that may harm our business.
We currently rely on a limited number of manufacturers: one headquartered in Taiwan, with manufacturing capabilities in Suzhou, China, Pegatron Corporation, for the manufacture of Eargo 5 and Eargo 6, and one located in Thailand, Hana Microelectronics, for the manufacture of all other products currently available for sale. In addition, we rely on some third-party suppliers in Europe, Southeast Asia, Japan, China and the United States, who supply, among other things, certain of the technology and raw materials used in the manufacturing of our products. We also engage certain international consultants, contractors and other specialists in connection with our research and development activities.
Our reliance on international operations exposes us to risks and uncertainties, including:

•	controlling quality of supplies and finished product;

•	trade protection measures, tariffs and other duties, especially in light of trade disputes between the United States and several foreign countries, including China and countries in Europe;

•
political, social and economic instability (for example, Russia’s invasion of Ukraine in February 2022 and the resultant sanctions and export controls introduced against Russia have created such instability and have and may continue to disrupt business activity both in the immediately affected region and around the world, the full effects of which remain unknown);

•	the outbreak of contagious diseases, such as COVID-19;

•	laws and business practices that favor local companies;

•	interruptions and limitations in telecommunication services;

•	product or material delays or disruption, including logistics challenges such as delays or disruptions in shipping;

•	import and export license requirements and restrictions;

•	difficulties in the protection of intellectual property;

•	inflation and/or deflation;

•	the threat of nationalization and expropriation;

•	exchange controls, currency restrictions and fluctuations in currency values; and

•	potential adverse tax consequences.
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
Our corporate headquarters are located in the San Francisco Bay Area, which has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Our manufacturers and many of our suppliers are located in Asia, which regions have experienced natural disasters such as earthquakes, landslides, flooding, tropical storms and tsunamis, and tornadoes. Our customer support operations are based in Nashville, Tennessee, and our third-party provider’s distribution facilities are based in Louisville, Kentucky, both of which have experienced flooding and tornadoes. Severe weather (including any potential effects of climate change), natural disasters and other calamities, such as pandemics (including
COVID-19),
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
We depend on sales of our hearing aids for our revenue. Demand for our hearing aids may not increase due to a variety of factors.
We expect that revenue from sales of our hearing aids will continue to account for our revenue for the foreseeable future. Continued and widespread market acceptance of hearing aids by consumers is critical to our future success. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, interest rates, inflation rates, consumer confidence and consumer perception of economic conditions, which have been adversely affected by the
COVID-19
pandemic and may continue to be materially adversely affected by the
COVID-19
pandemic. Hearing aids are often paid for directly by the consumer and, as a result, demand can vary significantly depending on economic conditions. The uncertainty regarding the extent to which we are able to validate and establish processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, if at all, in the future, the anticipated implementation of a pending OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for Eargo and may limit our ability to access insurance coverage) and potential Medicare coverage for certain hearing aids (which may not include Eargo hearing aids) will require that we evaluate and consider any changes to our business model as new information becomes available, including a potential long-term shift to a model excluding insurance as a method of payment to Eargo, which would likely result in a sustained increased cost of customer acquisition and a reduction in shipments, revenue, gross margin, and higher operating expenses, which could have a material negative impact on our profitability and growth prospects. Without the benefit of customers with insurance coverage, the future growth prospects and profitability of the Company are uncertain, unless we can identify new sources of profitable growth.
Further, a general slowdown in the U.S. economy and international economies into which we may expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a reduction in consumer spending on elective or higher value products, or a reduction in demand for hearing aids generally, each of which would have an adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling hearing loss technologies. In such circumstances, consumers may opt to purchase less expensive hearing loss technologies. If there is a reduction in consumer demand for hearing aids generally, if consumers choose to use a competitive product rather than our hearing aids or if the average selling price of our hearing aids declines as a result of economic conditions, including employment levels and inflation, competitive pressures or any other reason, these factors could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in adapting our production and cost structure to the market environment, we may experience further adverse effects that may be material to our business, financial condition and results of operations. See also the Risk Factor titled, “We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program but we have operated on a “cash pay” only basis since December 8, 2021. Following the civil settlement with the U.S. government on April 29, 2022, we may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors participating in the FEHB program in the future. As a result, we have faced a significant reduction in revenue and any failure to establish processes to support reimbursement from third-party payors in the future may significantly and adversely impact our business and growth prospects and our ability to sell our products.”
We will be subject to “conflict minerals” reporting obligations.
We will be required to diligence the origin of minerals used in the manufacture our products that have been designated “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act and, beginning in 2023, disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. These new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of the relevant minerals and metals used in our products.
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
In June 2018, we entered into a loan agreement, as amended in January 2019, May 2020 and in September 2020, with Silicon Valley Bank (the loan to which such loan agreement, as amended, relates, the “2018 Loan”). We borrowed $15.0 million upon the closing of the September 2020 amendment, a portion of which was used to repay in full the outstanding principal amount of the previously funded term loan. As of September 30, 2021, $15.3 million in aggregate principal amount was outstanding under the term loan facility. The 2018 Loan has a maturity date of September 1, 2024. The 2018 Loan contains various covenants that limit our ability to engage in specified types of transactions without Silicon Valley Bank’s prior consent. These covenants limit our ability to, among other things:

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
We primarily rely on our own direct sales force, and if we are unable to maintain or expand our sales force, it could harm our business. Additionally, our reliance on our direct sales force may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.
We primarily rely on our own direct sales force to market and sell our products. We do not have any long-term employment contracts with the members of our direct sales force. Our operating results are directly dependent upon the sales and marketing efforts of our sales and customer support team. If our employees fail to adequately promote, market and sell our products, our sales could significantly decrease. As we launch new products, expand our product offerings and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to attract, hire, train, retain and motivate skilled employees with significant technical knowledge in various areas. New hires require training and take time to achieve full productivity.
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
All of our U.S. personnel, including our executive officers, are co-employees
of Eargo and a professional employer organization, Insperity. Under the terms of our arrangement, Insperity is the formal employer of all of our U.S. personnel and is responsible for administering all payroll, including tax withholding, and providing health insurance and other benefits for these individuals, and our employees are governed by the work policies created by Insperity. We reimburse Insperity for these costs and pay Insperity an administrative fee for its services. If Insperity fails to comply with applicable laws or its obligations under this arrangement or creates work policies that are viewed unfavorably by employees, our relationship with our employees could be damaged. We could, under certain circumstances, be held liable for a failure by Insperity to appropriately pay, or withhold and remit required taxes from payments to, our employees. In such a case, our potential liability could be significant and could have a material adverse effect on our business.
We experience seasonality in our business, which may cause fluctuations in our financial results.
Historically, we have experienced and may continue to experience seasonality in our business, with higher sales volumes in quarters when we commercially launch new products and in the fourth calendar quarter as a result of holiday promotional activity. However, since our public disclosure of the DOJ investigation on September 22, 2021 and our related decision to stop accepting insurance benefits as a method of direct payment, we have experienced and may continue to experience a material decline in gross systems shipped. Negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings has and could continue to harm our reputation and brand and severely diminish consumer confidence in our products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information.
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
We do not expect to become profitable in the near future, may never achieve profitability, and have incurred substantial net operating losses (“NOLs”) during our history. Unused NOLs will carry forward to offset a portion of future taxable income, if any, until such unused NOLs expire, if ever. Federal NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such federal NOLs is limited to 80 percent of taxable income for taxable years beginning after December 31, 2020. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (within the meaning of Section 382 of the Code) is subject to limitations on its ability to utilize its prechange NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases by more than 50 percentage points over the lowest percentage of the corporation’s stock owned by such stockholders within a specified testing period.
We have experienced an ownership change within the meaning of Section 382 of the Code in the past, which has been accounted for in our deferred tax disclosure. We may experience additional ownership changes in the future as a result of shifts in our stock ownership (some of which shifts may be outside our control). While we do not expect any limitation would impact our ability to use our tax attributes before they expire, we may be unable to use a material portion of our NOLs and other tax attributes even if we attain profitability.
Risks relating to intellectual property and legal and regulatory matters
If we fail to comply with U.S. or foreign federal and state healthcare regulatory laws, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs and the curtailment of our operations, any of which could adversely impact our reputation and business operations.
We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local governmental laws, regulations, and other requirements. These laws, regulations and other requirements are promulgated and overseen by a number of different legislative, regulatory, administrative and quasi-regulatory bodies, each of which may have varying interpretations, judgments or related guidance. For example, broadly applicable fraud and abuse and other healthcare laws and regulations apply to our operations and business practices. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including our sales and marketing practices, consumer incentive and other promotional programs and other business practices.

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

•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. We utilize considerable resources on an ongoing basis to monitor, assess and respond to applicable legislative, regulatory, and administrative requirements, but there is no guarantee that we will be successful in our efforts to adhere to all of these requirements. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as state Medicaid programs, TRICARE or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the FDA’s current good manufacturing practices for devices, as reflected in the Quality System Regulation (“QSR”), establishment registration and device listing, reporting of adverse events, and truthful, non-misleading
labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the premarket notification process set forth in Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”).
The FDA has classified
air-conduction
and wireless
air-conduction
hearing aids, such as those we market, as Class I and Class II devices, respectively, which are exempt from premarket review procedures; although we comply with applicable Class I and Class II medical device requirements, none of our devices have been reviewed by the FDA. Moreover, because the FDA has stated that it does not intend to enforce the medical evaluation requirements for dispensation of Class I or Class II air-conduction
hearing aids to individuals 18 years of age and older, our devices are available directly to consumers without the medical evaluation of a licensed practitioner. If our current or future products become subject to the pending OTC hearing aid framework, are deemed to be Class II “self-fitting air-conduction
hearing aids,” or are otherwise required to undergo premarket review, for example, to come into compliance with the OTC Final Rule, we may be required to first receive clearance under Section 510(k) of the FDCA or approval of a premarket approval (“PMA”) application from the FDA. If this were to occur for our currently marketed devices, the FDA could require us to remove our products from the market until we receive applicable regulatory clearance or approval, which would significantly impact our business.
In the 510(k) clearance process, before a device may be marketed, the FDA must determine that the proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (a
“pre-amendments”
device), a device that was originally on the U.S. market pursuant to an approved PMA application and later down-classified, or a legally marketed 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics that do not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical,
clinical trial, manufacturing and labeling data. The PMA process is typically required for Class III devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from 3 to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA.
Any delay or failure to obtain necessary regulatory clearances or approvals if required in the future could harm our business.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•
inability to demonstrate to the FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use, as applicable;

•	the data from pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•	the manufacturing process or facilities do not meet applicable requirements.
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay our ability to introduce new products or modify our current products on a timely basis. For example, in November 2018, FDA officials announced forthcoming steps that the agency intends to take to modernize the 510(k) premarket notification pathway, and in September 2019, the FDA finalized guidance to describe an optional “safety and performance based” premarket review pathway for manufacturers of certain “well-understood device types,” which would allow manufacturers to demonstrate substantial equivalence by meeting objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. As another example, in the FDA’s OTC Proposed Rule, the FDA states they are “undertaking other separate efforts to minimize regulatory burdens for manufacturers by proposing the harmonization of part 820 with an international consensus standard.” If we are required to seek premarket review of our devices in the future or if the FDA proposes modifications to quality system requirements, these proposals and reforms could impose additional regulatory requirements on us and increase the costs of compliance.
We operate in a regulated industry and changes in the regulations or the implementation of existing regulations could affect our operations and prospects for future growth globally
.
Our products and our business activities are subject to rigorous regulation in any jurisdictions in which we operate, now or in the future. In particular, these laws generally govern: (i) coverage and reimbursement by the national health services or by private health insurance services for the purchase of hearing aids; (ii) the supply of hearing aids to the public and, more specifically, the training and qualifications required to practice the profession of hearing aid fitting specialist; and (iii) the development, testing, manufacturing, labeling, premarket clearance or approval and marketing, advertising, promotion, export and import of our hearing aids. Accordingly, our business may be affected by changes in any such laws and regulations and, in particular, by changes to the conditions for coverage, the way in which reimbursement is calculated, the ability to obtain national health insurance coverage or the role of the ear, nose and throat specialists.
While the FDA is the primary regulatory body affecting our business, which is currently based in the United States, there are numerous other regulatory schemes at the international, national and sub-national
levels to which we are subject and, to the extent we expand internationally, we could become subject to international agencies and regulatory bodies such as the various agencies that enforce the European Union (“EU”) Medical Device Directive, the Japanese Ministry of Health, Labor and Welfare, and
sub-national
regulatory schemes in such jurisdictions. These regulations can be burdensome and subject to change on short notice, exposing us to the risk of increased costs and business disruption, and regulatory premarket clearance or approval requirements may affect or delay our ability to market our new products. We cannot guarantee that we will be able to obtain marketing clearance or approval for our new products, or enhancements or modifications to existing products. If we do, such clearance or approval may take a significant amount of time and require the expenditure of substantial resources. Further, such clearance or approval may involve stringent testing procedures, modifications, repairs or replacements of our products and could result in limitations on the proposed uses of our products. Regulatory authorities and legislators have been recently increasing their scrutiny of the healthcare industry, and there are ongoing regulatory efforts to reduce healthcare costs that may intensify in the future. Our business is also sensitive to any changes in tort and product liability laws.
Regulations pertaining to our products have become increasingly stringent and more common, particularly in developing countries whose regulations approach standards previously attained only by some Organisation for Economic
Co-operation
and Development countries, and we may become subject to more rigorous regulation by governmental authorities in the future. Conversely, however, the regulation of hearing aids as medical devices provides a barrier to entry for new competitors. For example, if certain of our products were made subject to less stringent regulation by the FDA in the United States, for example, in connection with the FDA’s promulgation of a regulatory framework for OTC hearing aids, then products similar to ours may be marketed and sold more freely, and our products may become commoditized. If the markets in which we operate become less regulated, those barriers to entry may be eliminated or reduced, which could have a material adverse effect on our business, financial condition and results of operations.
Both before and after a product is commercially released, we have ongoing responsibilities under various laws and regulations. If a regulatory authority were to conclude that we are not in compliance with applicable laws or regulations, or that any of our hearing aids are ineffective or pose an unreasonable risk for the end-user,
the authority may ban such hearing aids, detain or seize adulterated or misbranded hearing aids, order a recall, repair, replacement or refund of such instruments, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. A regulatory authority may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees or us. The regulatory authority may also recommend prosecution by law enforcement agencies. Any governmental law or regulation, existing or imposed in the future, or enforcement action taken may have a material adverse effect on our business, financial condition and results of operations. Please also see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer
business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

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
Separately, in response to the
COVID-19
pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site
inspections of domestic manufacturing facilities subject to a risk-based prioritization system, which it utilized to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving
COVID-19
pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Legislative or regulatory healthcare reforms may make it more difficult and costly to produce, market and distribute our products or to do so profitably.
Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care and expand access to healthcare, among other purposes. For example, the implementation of the Affordable Care Act has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. Other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted, which included, among other things, reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments which began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Future legislation and regulatory changes, including, for example, the pending OTC regulatory framework, may result in, directly or indirectly, decreased coverage and reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged and market demand for medical devices. This could harm our ability to market and generate sales from our products.
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
We are subject to numerous state and local hearing aid and licensure laws and regulations as well as state laws regulating the corporate practice of audiology or fee splitting, and non-compliance
with these laws and regulations may expose us to significant costs or liabilities and negatively impact our business, financial condition and ability to operate in those states.
We are subject to numerous state and local hearing aid laws and regulations relating to, among other matters, licensure and registration of audiologists and other individuals we employ or contract with to provide services and dispense hearing aids. Many states also have laws that regulate the corporate practice of audiology, including exercising control, interfering with or influencing an audiologist or other hearing care specialist’s professional judgment and entering into certain financial arrangements, such as splitting professional fees with audiologists. Other state and local laws and regulations require us to maintain warranty and return policies for consumers allowing for the return of product and restrict advertising and marketing practices. These state and local laws and regulations are complex, change frequently and have tended to become more stringent over time; additionally, these laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion.

The FDCA preempts state laws relating to the safety and efficacy of medical devices and state laws that are different from or in addition to federal requirements; some state laws relating to licensure, business registration, or administrative requirements may not be considered to be related to the safety and efficacy of medical devices and therefore may not be preempted. In Missouri Board of Examiners for Hearing Instrument Specialists v. Hearing Help Express, Inc. and METX, LLC v.
Wal-Mart
Stores Texas, LLC, the Eighth Circuit Court of Appeals and the U.S. District Court for the Eastern District of Texas, respectively, have held that certain state laws relating to the fitting and dispensing of hearing aids are preempted because they relate to the safety and efficacy of medical devices. Interpretative legal precedent and regulatory guidance vary by jurisdiction and are often sparse and not fully developed, including which laws and regulations are preempted, complicating our compliance efforts. Accordingly, we cannot be certain that our interpretation of laws and regulations applicable to our operations is correct, and regulatory authorities or other third parties may challenge our existing organization. If such a claim were successful, we could be subject to adverse judicial or administrative interpretations and to civil or criminal penalties. Our ability to operate profitably will depend, in part, on our ability to obtain and maintain any necessary licenses and other approvals and operate in compliance with applicable state laws and regulations. A determination that we are in violation of applicable laws and regulations in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements, including those with our audiologists and other licensed professionals, at a significant cost, or if we are subject to penalties or other adverse action.
Additionally, applicable federal laws and regulations continue to evolve. For example, the FDARA set forth a process to create a category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. The FDA is currently engaged in a rulemaking process to publish a final regulation regarding OTC hearing aids. Under FDARA, the OTC hearing aid controls that are the subject of the rulemaking, if finalized, would preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. Additionally, the Biden Executive Order July 9, 2021 instructed the FTC to review overly restrictive occupational licensing requirements that may impede the ability for licensed individuals to move between states. We cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits. See the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer
business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products.”
We may face risks related to any future international sales, including the need to obtain necessary foreign regulatory clearance or approvals.
Sales of our products outside the United States will subject us to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals and may also incur significant costs in attempting to obtain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products in new jurisdictions, or if we fail to receive these approvals, we may be unable to market our products in international markets in a timely manner, if at all, which could materially impact our international expansion and adversely affect our business as a whole. Some international regulations may also limit the availability of our hearing aids to customers in certain jurisdictions without our first obtaining a license or engaging a third party to provide such financing, or limit the financing options we can offer our customers. If any of these risks were to materialize, they could limit our expected international expansion opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of September 30, 2021, we had 23 issued U.S. patents, 18 patents outside the United States, 7 pending U.S. patent applications and 10 pending foreign patent applications.
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
In addition, from time to time we engage international consultants, contractors and other specialists to assist in our research and development activities. Certain of these third parties may operate in jurisdictions where it is difficult or impossible for us to assert our intellectual property rights in case of infringement or theft, either as a statutory or practical matter. We have engaged in, and may in the future engage in, various contractual relationships with third parties outside the United States in connection with the development of our products, which may expose our technology and intellectual property to a heightened risk of unauthorized use or theft.
Any of the foregoing risks, individually or in the aggregate, could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
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
Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office (“USPTO”) or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination,
post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (
e.g.
, opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our products, or any future products that we may develop.
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
Any patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) included a number of significant changes to U.S. patent law. These include provisions that affected the way patent applications are prosecuted and also affect patent litigation. The USPTO developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

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
Risks relating to our common stock
If we fail to meet continued listing standards of the Nasdaq Stock Market LLC, our common stock may be delisted, which would have a material adverse effect on the price of our common stock.
Our common stock is currently traded on the Nasdaq under the symbol “EAR.” In order for our securities to be eligible for continued listing on Nasdaq, we must remain in compliance with certain Nasdaq continued listing standards. We were notified by Nasdaq on November 18, 2021 that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing our Form
10-Q
for the period ended September 30, 2021 with the SEC. In accordance with Nasdaq Listing Rules, we have submitted a plan to regain compliance. Nasdaq has granted us an exception of up to 180 days from the Form
10-Q
original filing due date, or until May 16, 2022, to regain compliance. On March 2, 2022, we filed a Form
12b-25
notifying the SEC that we would be unable to timely file our annual report on Form
10-K
for the year ended December 31, 2021. One March 4, 2022, we were notified again by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing our Form 10-K. As a result, we submitted to Nasdaq an update to our original plan to regain compliance. Nasdaq’s notification dated March 4, 2022 indicated that any exception to allow us to regain compliance with all untimely filings will be limited to a maximum of 180 calendar days from the due date of our Form 10-Q for the period ended September 30, 2021, or May 16, 2022. While we filed this quarterly report on Form 10-Q for the period ended September 30, 2021 and plan to file our annual report on
Form 10-K
for the year ended December 31, 2021 before the expiration of the aforementioned 180-day period, we do not anticipate that we will be able to file our Form 10-Q for the period ended March 31, 2022 by May 16, 2022 and as a result Nasdaq may take additional actions.
On May 11, 2022, we filed a Form 12b-25 notifying the SEC that we would be unable to timely file our Quarterly Report on
Form 10-Q
for the three months ended March 31, 2022 (our “Q1 2022 10-Q”). On May 12, 2022, we received a letter from Nasdaq notifying us that because we remain delinquent in filing our Q3 10-Q and Annual Report on Form 10-K, and, in addition, because we are delinquent in filing our Q1 2022 10-Q, we had not regained compliance and will not meet the terms of the exception. The letter indicated that our securities would be subject to delisting on May 23, 2022 as a result of our non-compliance, unless on or before May 19, 2022 we request a hearing before the Nasdaq Hearings Panel and request an extended stay of suspension or delisting. We intend to timely request a hearing before the Nasdaq Hearings Panel, at which hearing we will present our plan to regain compliance and request the continued listing of our securities on Nasdaq pending our return to compliance. Such request would automatically stay any suspension or delisting action by Nasdaq for a period of 15 days from the date of our request. The stay could be extended at the option of the Nasdaq Hearings Panel upon our request and support of such extension, and we intend to ask the Nasdaq Hearings Panel for a further stay concurrent with our request for a hearing and pending the ultimate conclusion of the hearing process.

If Nasdaq should delist our common stock for any reason and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially and adversely affect our stockholders:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	our ability to raise additional capital;

•	the number of institutional and general investors that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock; and

•	the number of broker-dealers willing to execute trades in shares of our common stock.
We have identified material weaknesses in our internal control over financial reporting and entity level controls. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
In connection with the preparation of our financial statements at the time of our IPO and through the current financial reporting period ended September 30, 2021, we identified material weaknesses in our internal control over financial reporting and our entity level controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
With respect to the material weakness related to internal control over financial reporting, we have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including the hiring of additional qualified supervisory resources, the engagement of additional technical accounting consulting resources and plans to hire additional finance department employees.
With respect to the material weakness related to entity level controls related to a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations, we intend to enhance our compliance and risk management processes with respect to our operations in the healthcare industry to remediate this material weakness, including the hiring of additional qualified personnel, and the engagement of additional specialized consulting resources.
We cannot assure you that the measures we intend to take will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. While we believe that our efforts will enhance our internal control, remediation of the material weaknesses will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products.
Since our inception, our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock and common stock, indebtedness and, to a lesser extent, revenue from the sales of our products. We anticipate our future capital requirements will be substantial and that we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof. We are currently exploring fundraising opportunities to meet these capital requirements. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations.
In addition to our current capital needs, we regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. Additional capital may not be available to us on acceptable terms on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our products would be harmed. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies or products that we would otherwise pursue on our own.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our annual report on Form
10-K
for the year ended December 31, 2021, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we fail to remediate identified material weaknesses or identity additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

As of December 31, 2021, we no longer qualify as an “emerging growth company,” and as a result, we will have to comply with increased disclosure and compliance requirements.
For the period covered by this Quarterly Report on Form
10-Q,
we were an emerging growth company. However, as of December 31, 2021, based on the market value of our common stock on the relevant measurement date exceeding $700 million, we no longer qualify as an emerging growth company and instead are deemed a “large accelerated filer” within the meaning of applicable SEC rules.
As a large accelerated filer, we are now (as of December 31, 2021) subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.
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
Any public guidance we provided regarding our expected operating and financial results for future periods is comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form
10-Q
and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we provide, especially in times of economic uncertainty. If our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. In September 2021, we withdrew our financial guidance for the fiscal year ended December 31, 2021 as a result of uncertainties arising with respect to the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information). While we have since provided some limited financial guidance, we cannot be certain if or when we will resume providing more fulsome financial guidance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of September 30, 2021, based on public filings, our current executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 46.1% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. Depending on the involvement and action of other stockholders, these principal stockholders and management may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We have no current plans to pay cash dividends on our common stock; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We have never declared or paid cash dividends on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Also, unless waived, the terms of our 2018 Loan with Silicon Valley Bank generally prohibit us from declaring or paying any cash dividends and other distributions. Additionally, our ability to pay cash dividends on our common stock may be limited by the terms of any future debt or preferred securities we issue or any future credit facilities we enter into. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had a total of 39,270,448 shares of common stock outstanding as of September 30, 2021.
The holders of approximately 8.7 million shares of our common stock, or approximately 22% of our total outstanding common stock as of September 30, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We currently have research coverage by several financial analysts. If one or more of these analysts should drop research coverage of us or if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. For example, certain of our analysts downgraded our common stock following our announcement of the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— DOJ investigation and settlement and claims audits”), which may have contributed to a significant decline in the price of our common stock. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
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
know-how
and technology.
In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. We also have agreements with our employees, consultants and third parties that obligate them to assign their inventions to us; however, these agreements may not be self-executing, not all employees or consultants may enter into such agreements, or employees or consultants may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If any of our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
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
As our operations and business grow, we are and may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA establishes, among other things, privacy and security standards that limit the use and disclosure of PHI and imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of PHI by covered entities, such as health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of PHI, and their covered subcontractors. HIPAA requires covered entities and their business associates to develop and maintain certain policies and procedures with respect to individually identifiable health information that is used or disclosed. Further, in the event of a breach of unsecured PHI, HIPAA requires covered entities to notify each individual whose PHI is breached as well as federal regulators and, in some cases, the media. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Determining whether PHI has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of PHI, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable privacy and security standards, we could face civil and criminal penalties. The U.S. Department of Health and Human Services (“HHS”), has the discretion to impose penalties without attempting to resolve violations through informal means. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources, each of which could have a material adverse effect on our business financial condition, results of operations or prospects.
In addition, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Similar laws have passed in Virginia, Colorado and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. We may need to invest substantial resources in putting in place policies and procedures to comply with these evolving state laws.

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
Data protection laws are evolving globally and may add additional compliance costs and legal risks to our operations. We are subject to the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Further, as of January 1, 2021, impacted companies have to comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. While we continue to address the implications of the recent changes to European data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we must devote significant resources to understanding and complying with this changing landscape.
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
We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our operating expenses, either of which may adversely affect our business, financial condition and results of operations.
If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit and debit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit or debit cards on a timely basis, or at all, it could adversely affect our business, financial condition and results of operations.
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
Our information technology systems or those used by our third-party service providers, vendors, strategic partners or other contractors or consultants, may fail or suffer security breaches and other disruptions, which could result in a material disruption of our products and services development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business, financial condition and results of operations.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our cloud-based infrastructure, mobile and web-based
applications, our
e-commerce
platform and our enterprise software. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. We do not conduct audits or formal evaluations of our third-party vendors’ information technology systems and cannot be sure that our third-party vendors have sufficient measures in place to ensure the security and integrity of their information technology systems and our confidential and proprietary information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. Our internal information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (
e.g.
, ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Russia’s invasion of Ukraine or another war of international dispute may cause a general increase in the number and severity of such malicious incidents. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs, ransomware, and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems from system failure, accident and security breach, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, disruption of our development programs and our business operations, cessation of service, negative publicity and other harm to our business and our competitive position, whether due to a loss of our trade secrets or other proprietary information or other disruptions. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to applicable privacy and security laws. For example, the Company retains data that is subject to HIPAA, which contain specific security and notification requirements to which we must adhere. Any security compromise affecting us, our service providers, vendors, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We would also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, financial condition and results of operations or prospects. Further, any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any applicable insurance policies.
International trade disputes could result in tariffs and other protectionist measures that could have a material adverse effect on our business, financial condition and results of operations.
Tariffs could increase the cost of our products and the raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products. Political uncertainty surrounding international trade disputes and protectionist measures (including as a result of the escalating conflict between Russia and Ukraine and the various sanctions and export controls being implemented by the international community against Russia) could also have a negative effect on consumer confidence and spending, which could have a material adverse effect on our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended September 30, 2021.
Use of Proceeds
On October 15, 2020, our registration statement on Form
S-1,
as amended (Registration
No. 333-249075),
for our IPO was declared effective by the SEC. There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 19, 2020.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Form	Dated	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

10.1	Standard Form Office Lease, executed September 3, 2021, by and between Eargo, Inc. and GZI First North 1, LLC.†

10.2	First Amendment to Lease, dated January 26, 2022, by and between Eargo, Inc. and GZI First North 1, LLC.†*

10.3	Form of Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan†#

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document†

101.SCH	Inline XBRL Taxonomy Extension Schema Document†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†

104	Cover Page Interactive File, formatted in Inline XBRL†

†	Filed herewith.
‡	Furnished herewith.
#	Indicates management contract or compensatory plan.
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

Eargo, Inc.

Date: May 13, 2022	By:	/s/ Christian Gormsen
Christian Gormsen
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial Officer)