Form 10-K
period 2021-12-31
Eargo, Inc.
filed 2022-05-13
CIK 1719395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark	One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2021, was $1,069,948,866.
The number of shares of Registrant’s Common Stock outstanding as of May 4, 2022 was
39,354,874.
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

ii

•
our ability to release new hearing aids and the anticipated features of any such hearing aids and our ability to transition our existing customers to new hearing aids, including when older models are discontinued;

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

iii

PART I
Item 1. Business.
Overview
Eargo, Inc. (“Eargo,” the “Company,” “we,” “us” or “our”) is a medical device company dedicated to improving the quality of life of people with hearing loss. Our innovative products and go-to-market
approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost.
We believe Eargo hearing aids are the first ever virtually invisible, rechargeable, completely in-the-canal,
FDA-regulated,
exempt Class I and Class II devices indicated to compensate for mild to moderate hearing loss.
We market and sell our hearing aids primarily in a
direct-to-consumer
format, with a personalized, consumer-centric approach. Our commercial organization consists of a marketing team with deep experience in consumer-focused brand and performance marketing, a team of inside sales consultants, and a dedicated customer support team which includes audiologists and hearing professionals. Our differentiated, consumer-first approach empowers consumers to take control of their hearing by improving accessibility, with personalized, high-quality telecare-based support from our hearing professionals (with telecare support continuing for as long as a customer owns their Eargo hearing aid).
In an industry that has, in our opinion, historically been associated with limited brand awareness, we have developed a sophisticated brand-building strategy focused on consumer empowerment. We have also developed a robust technology and data-driven marketing platform that utilizes business intelligence, key performance metrics, machine learning and other marketing data to reinforce our growing brand recognition and to identify demographics, behaviors and marketing channels most relevant to our target audience. Eargo’s sales consultants leverage our digital marketing platform, which utilizes data-driven insights to iterate our sales tactics and create promotional offers, each with the goal of driving lead generation and increasing inbound lead conversions. We also see opportunity in nurturing long-term relationships with our customers to drive repeat purchases and increase their lifetime value, an objective facilitated by our provision of unlimited telecare access to Eargo’s hearing professionals for the life of a customer’s Eargo hearing aid.
We have also established a highly capable research and development organization with what we believe is a rare combination of expertise in mechanical engineering, product design, audio processing, clinical and hearing science, consumer electronics and embedded software design. In addition, we employ strategic intellectual property protection in certain key areas. Our technical capabilities and commitment to innovation have allowed us to deliver significant product enhancements on a rapid development timeline, exemplified by our launch of six iterations of the Eargo hearing aid system since 2017 (four of which we are marketing and selling as of the filing date of this Annual Report on
Form 10-K).
We believe that our differentiated hearing aids and consumer-centric approach have driven our sales of over 95,000 Eargo hearing aid systems, net of returns, as of December 31, 2021. We believe there is a large, growing and underserved market of people suffering from hearing loss, which we estimate included more than 45 million adults (or approximately one in six adults) in the United States in 2021, only approximately 25% of whom actually owned a hearing aid.
The Eargo Difference
We are passionate about helping people hear better and are on a mission to change the way the world thinks about hearing loss.
Since our inception, our founding principle has been to dramatically improve the consumer experience at every step of the hearing care journey. Our products, customer support and marketing messaging are a direct result of that passion. We believe our direct-to-consumer model can shift the paradigm in the treatment of hearing loss for the ultimate benefit of consumers.

Eargo hearing aids
Eargo hearing aids combine proprietary technology, engineering know-how
and scientific and design expertise to offer high-quality performance in an in-the-canal
form factor that makes them virtually invisible. As of the filing date of this Annual Report on Form
10-K,
we are marketing four versions of our hearing aids—the Eargo Max, the Eargo Neo HiFi, Eargo 5, and Eargo 6—to provide customers with a range of cost and functionality options. Each generation of Eargo hearing aids has been improved with additional features, such as audio performance, enhanced physical fit and/or comfort and greater ease of use.
Our
in-the-canal
devices feature high-quality audio, are designed to provide up to 16 hours of battery life and feature Eargo’s proprietary soft and flexible medical-grade silicon tips. These silicon tips are removable, allowing for simple cleaning, and can be purchased separately in several sizes to accommodate individuals with different size ear canals. Eargo’s rechargeable hearing aids are designed for ease of use and maintenance while providing a comfortable fit for a majority of our target market.
The following features are available with Eargo hearing aids and offer advantages relative to traditional hearing aids (for example, the behind-the-ear
format, which comprise the majority of hearing aids sold):

•
Virtually invisible
: Unlike the majority of hearing aids which sit
behind-the-ear,
Eargo hearing aids are designed to fit completely
in-the-canal
and are virtually invisible, allowing our customers to avoid the stigma that is associated with visible hearing aids.

•
Comfort and performance
: Our proprietary soft and flexible medical-grade silicon tips allow Eargo hearing aids to be suspended in the ear canal and provide a comfortable “open fit” that does not fully block or occlude the ear canal while still providing high-quality audio.

•	Rechargeable : Eargo hearing aids are rechargeable, eliminating the need for battery replacement. Our hearing aids come with a discreet, portable charger case that easily fits into a purse or pocket.

•
Ease of use
: Eargo hearing aids feature an intuitive design that is similar in quality to many high-end
consumer electronics and allows for personalization by users to their unique hearing preferences. Users can cycle through up to four different sound profiles and personalize the settings to their unique preferences for amplification or noise reduction settings to accommodate listening in different environments. All products other than Eargo Max also offer customers a companion mobile application that helps them easily personalize their Eargo hearing aids to fit their needs and allow for remote updates.

We expect to continue refining and improving Eargo hearing aids, and we have the intention of an approximate annual cadence of new product launches. To this end, we are working on the development of a cost-conscious offering as well as the next Eargo hearing aid model with improved functionality.
Our business model and customer journey
We sell our hearing aids primarily on a
direct-to-consumer
basis, engaging consumers through a mix of digital and traditional marketing as well as select commercial partnership, omni-channel (including retail) and other opportunities that are designed to appeal to prospective customers on a personal level and build our brand.
Eargo provides free educational resources as well as support from our team of sales consultants and hearing professionals, who help educate and guide prospective customers through addressing their hearing loss in a personalized and consultative experience.
While a hearing test is not necessary to purchase Eargo hearing aids, we offer an online, do-it-yourself
hearing screening for prospective customers who are interested in learning more about their hearing. This screening is not intended to prevent, diagnose or treat hearing loss or any other disease or condition, but can assist customers in evaluating whether Eargo hearing aids may be right for them. Prospective customers can also utilize Eargo’s telecare support system to receive guidance regarding matters such as use, charging and cleaning of Eargo hearing aids, and real-time audio setting modification for individualized hearing loss.
Through select commercial partnerships and retail relationships, prospective customers may take our hearing screening and learn about our products in brick-and-mortar
retail locations as well.
Customers are able to complete purchases over the phone with an Eargo sales consultant or directly on our website. The Eargo purchasing experience is designed to be simple and to improve the accessibility of hearing aids. In addition, we offer a
45-day
trial period.
As of December 8, 2021, our products are
“cash-pay”
only, which includes upfront payment, credit card, third-party financing, and distributor payment. We partner with a third-party monthly financing program to make our products more accessible, and payment types may also be combined. The Eargo hearing aid system is then shipped and arrives on average in approximately three business days.
Once a customer purchases Eargo hearing aids, they are assigned to one of our hearing professionals, who provides complimentary, convenient support by phone, chat or
e-mail.
Our hearing professionals include audiologists with degrees in audiology and speech-language science, professionals with board certifications in hearing aid science and other professionals.
Once a customer receives their Eargo hearing aids, their assigned hearing professional will schedule a welcome call to assist with proper use, fit and setting modification of the Eargo device. In 2021, more than 80% of our customers completed a welcome call with one of our hearing professionals. Our hearing professionals and customer care team are also available to provide unlimited support for as long as the customer owns an Eargo device. Additionally, we provide short, online training videos and other resources that customers can access online. The combination of these services allows us to deliver telecare-based support in an efficient and streamlined manner.
We believe our business model and consumer-centric focus offer the following advantages relative to traditional sales channels (which are characterized by a business-to-business
model in which hearing aid manufacturers rely on a fragmented network of independent audiology clinics to sell their devices to consumers):

•
Simplified, consumer-centric experience
: We have developed a consumer-centric experience by offering free online education, convenient consultation and telecare support, the ability to easily purchase the Eargo system, and fast delivery.

•
Accessible
: We offer all of our customers convenient telecare-based access to a highly trained clinical support team consisting, in part, of hearing professionals. Additionally, our support team is able to wirelessly assist in personalizing Eargo settings for our customers with Eargo Neo HiFi, Eargo 5 and Eargo 6.

•
Affordable
: Our vertically integrated, consumer-first model allows us to eliminate a layer of cost associated with the separation of the manufacturer and consumer in the traditional sales and distribution model. As a result, we believe that we are able to offer Eargo hearing aids at prices that are approximately half the average cost of a pair of hearing aids purchased through traditional channels in the United States. The Eargo model also offers greater pricing transparency, as hearing aid sales via traditional channels commonly bundle the cost of the device, the audiology exam and related services (for example, programming and subsequent adjustments).

•
Decreased
COVID-19
exposure
: Over the past two years, our model helped Eargo customers reduce their potential exposure to
COVID-19
while conducting an essential activity without the need to physically visit a clinic.

Omni-channel marketing and distribution activities through commercial partnerships
Eargo’s self-administered hearing screens are intended to be part of our retail customer experience and are expected to be located in physical retail settings so customers can obtain general information regarding their hearing and see Eargo hearing aids in person. We also have a select number of commercial partnerships to, among other things, facilitate the retail experience, and we intend to continue to pursue additional opportunities for in-person
customer engagement. We believe that if the proposed rule by the United States Food and Drug Administration (“FDA”) regarding an OTC regulation of hearing aids is finalized in substantially the same form as proposed, the final rule will facilitate negotiation and execution of additional retail opportunities in the future.
DOJ investigation and settlement and claims audits
As previously disclosed, on September 21, 2021, we were informed that we were the target of a criminal investigation by the DOJ related to insurance reimbursement claims we submitted on behalf of our customers covered by various federal employee health plans under the FEHB program. The investigation also pertained to our role in customer reimbursement claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Also as previously disclosed, our largest third-party payor conducted an audit of insurance reimbursement claims (“claims”) submitted by us (the “Primary Audit”), which included a review of medical records. We were informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. In addition to the Primary Audit, we have been subject to a number of other audits of insurance reimbursement claims submitted to additional third-party payors (collectively with the Primary Audit, the “claims audits”). One of these claims audits does not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to us that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.
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

Total life-to-date payments we have received from the government through December 31, 2021 in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44 million. As discussed further in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form
10-K,
the settlement amount of $34.4 million associated with the DOJ investigation was recorded as a reduction of revenue during the year ended December 31, 2021.
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
We estimate that a majority of customers with unsubmitted claims as of December 31, 2021 will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, we recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits. This has had a negative impact on the Company’s revenues for the year ended December 31, 2021 and resulted in an increase in the Company’s sales returns reserve. Of the $13.8 million sales returns reserve recorded as of December 31, 2021, $11.4 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.
Further, we also estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system. The $9.6 million in bad debt expense recorded during the year ended December 31, 2021 is primarily based on this estimate and has had a negative impact on our operating results for the year ended December 31, 2021. Of the $9.6 million recorded to bad debt expense during the year ended December 31, 2021, $5.8 million relates to submitted claims that have been denied or have not been paid and was written off during the year ended December 31, 2021.
Notwithstanding the settlement, we remain subject to prepayment review of claims by our largest third-party payor before any insurance payments are made. We do not intend to submit any claims through the FEHB program until we are able to align with the Office of Personnel Management (the “OPM”) on and establish processes for supporting the submission of these claims, and we may be unable to do so.
On January 5, 2022, the U.S. District Court for the Northern District of California consolidated three purported securities class actions brought against the Company (the “Securities Class Action”). While the lead plaintiffs have not yet filed a consolidated amended complaint, the complaints of the individual lawsuits filed prior to the consolidation generally alleged that certain of the Company’s disclosures about its business, operations and prospects, including reimbursements from third-party payors, violated federal securities laws. On December 3, 2021, a putative stockholder filed a derivative complaint purportedly on the Company’s behalf against members of the Company’s Board of Directors and the Company as nominal defendant (the “Derivative Action”), alleging (among other things) that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures and compliance with laws, rules and regulations governing the business. See Note 6 of the Notes to Consolidated Financial Statements included in this Annual Report on Form
10-K
for more information.
As a result of the uncertainty created by the DOJ investigation and the claims audits, we took certain actions, including, but not limited to:

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

As a result of the DOJ investigation and the various claims audits, we were not able to timely file our Quarterly Report on Form
10-Q
for the three months ended September 30, 2021 (our “Q3
10-Q”)
or this Annual Report on Form
10-K
for the year ended December 31, 2021. On November 16, 2021, we filed a Form
12b-25
notifying the SEC that we would be unable to timely file our
Q3 10-Q.
On November 18, 2021, we were notified by the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing our
Q3 10-Q
with the SEC. In accordance with Nasdaq Listing Rules, we submitted a plan to regain compliance. Nasdaq granted us an exception of up to 180 calendar days from the
Q3 10-Q
original filing due date, or until May 16, 2022, to regain compliance. On March 2, 2022, we filed a Form
12b-25
notifying the SEC that we would be unable to timely file this Annual Report on Form
10-K
for the year ended December 31, 2021. On March 4, 2022, we were notified again by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing this Annual Report on Form
10-K.
As a result, we submitted to Nasdaq an update to our original plan to regain compliance. Nasdaq’s notification dated March 4, 2022 indicated that any additional exception to allow us to regain compliance with all untimely filings will be limited to a maximum of 180 calendar days from the due date of our Q3
10-Q,
or May 16, 2022.
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
COVID-19
We believe the
COVID-19
pandemic has accelerated the pace of consumer awareness of our vertically integrated telecare model and has facilitated customer adoption of the same.
Shelter-in-place
restrictions and increased reluctance of consumers to conduct in-person
activities, particularly among older individuals that comprise a majority of the population needing hearing aids, has resulted in increased knowledge of our business and sales. We cannot be sure this trend will continue as the pandemic-related restrictions lessen and to the extent that customer preferences revert to pre-COVID-19
behaviors.
Because we were deemed to have an essential workforce under the relevant California
COVID-19
measures, we were never required to close our facilities and we remained open throughout the
COVID-19
pandemic. However, in consideration of our employees, we permitted remote work or hybrid arrangements, where feasible.

For a discussion of the impact of
COVID-19
on our supply chain and component and materials sourcing activities, please see “—Manufacturing.”
Seasonality
In the past we experienced seasonality in our business, with higher sales volumes in quarters when we launched new products and in the fourth calendar quarter as a result of holiday promotional activity; however, in part due to
COVID-19
as well as a decline in gross systems shipped following announcement of the DOJ investigation and our related decision to stop accepting insurance benefits as a method of direct payment (as further discussed in “—DOJ investigation and settlement and claims audits”), seasonal factors did not have a material impact on our results of operations for the year ended December 31, 2021.
Research and development
We are committed to ongoing research and development. Since 2017, we have launched six generations of our hearing aids (four of which we are currently marketing and selling), each adding performance and technical enhancements at different price points.
We are focused on continuing to launch new versions of the Eargo hearing aid with increased functionality and improved sound quality, amplification, noise reduction, fit, comfort, water resistance and ease-of-use,
as well as reduced cost of goods and better connectivity. Our development priorities also include expanding and refining our refurbishment capabilities. We believe that the continued introduction of new products is critical to maintaining existing customers, attracting new customers, achieving market acceptance of our products and maintaining or increasing our competitive position in the market.
Manufacturing
The Eargo Max and Eargo Neo HiFi hearing aid systems are currently assembled by Hana Microelectronics Group (“Hana”), a contract manufacturer based in Thailand. A second manufacturer, Pegatron Corporation (“Pegatron”), headquartered in Taiwan and with manufacturing facilities in Suzhou, China, manufactures the Eargo 5 and Eargo 6 hearing aid systems. We rely on several third-party suppliers for the components used in our hearing aids, including semiconductor components, such as integrated circuits, as well as batteries, microphones and receivers.
We believe that these third-party facilities and suppliers will be adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture our hearing aids or any related components ourselves.
Manufacturing facilities that produce medical devices and/or their component parts intended for distribution world-wide are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, any products we sell are required to be manufactured in compliance with the FDA’s Quality System Regulation, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products.
The distribution of our hearing aids is handled directly through a third-party logistics provider. Our finished hearing aids are shipped from Hana and Pegatron to the third-party logistics provider’s facility and are distributed from there to customers.
While we have not been directly impacted by any major disruption to our supply chain or access to necessary raw materials and component parts for the manufacture of our products to date that have impacted our ability to service customers, disruptions have occurred across a number of industries and we cannot provide any assurance that future disruptions will not emerge as a result of the ongoing supply chain issues, inflation, the
COVID-19
pandemic or other extrinsic factors. To date, increases in our product component pricing have occurred but have not had a material impact on supply continuity or gross margin. We have taken steps to monitor our supply chain and actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases. For more information, please see the risks described under the caption “We rely on the timely supply of high-quality components, parts and finished products, and our business could suffer if suppliers or manufacturers are unable to procure raw materials or other components of an acceptable quality (or at all) or otherwise fail to meet their delivery obligations, raise prices or cease to supply us with components, parts or products of acceptable quality” in the “Risk Factors” section of this Annual Report on
10-K.
For more information regarding the impacts of
COVID-19,
please see
“—COVID-19.”
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2021, we had 24 issued U.S. patents, 22 patents outside the United States, 7 pending U.S. patent applications and 9 pending foreign patent applications. Our patents include utility patents covering technology ranging from remote control of our hearing aids to design patents covering the housing and securing mechanisms for our hearing aids. We have foreign patents in the EU, Australia, Canada, China, Germany, Japan, Singapore and South Korea. We own all of our patents and do not rely on any licenses to utilize the technology covered by these patents. The earliest of our patents is expected to expire in 2025. An issued U.S. patent with claims generally directed to an open ear canal hearing aid comprised of certain electronics and securing portions and an issued U.S. patent with claims generally directed to an adjustable securing mechanism for a space access device are each expected to expire in 2030.
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
As of December 31, 2021, we had 34 trademark registrations and 10 pending trademark applications worldwide.
Competition
We compete in the hearing aid market against manufacturers, clinics and retailers of hearing aids, other direct-to-consumer
providers of hearing aids and, to a lesser extent, providers of personal sound amplification products (“PSAPs”). We believe that the primary competitive factors in the market are:

•	product quality and performance, including but not limited to, the size, sound quality, comfort, whether the batteries are rechargeable, reliability and connectivity of the hearing aid;

•	customer purchasing experience;

•	visibility of hearing aid;

•	pricing, including access to insurance benefits;

•	product support and service;

•	effective marketing and education;

•	technological innovation, product enhancements and speed of innovation; and

•	sales and distribution capabilities.
After a period of industry consolidation, five manufacturers control a vast majority of the global hearing aid industry today. These manufacturers are GN Store Nord, Sonova, Starkey, William Demant and WS Audiology, all of which have established products and substantially greater financial, sales and marketing, manufacturing and development resources than we possess. In addition to these manufacturers, we also compete against hearing clinics and retailers, such as Costco. Costco sells its Kirkland Signature label behind-the-ear
hearing aids in store and also sells
behind-the-ear,
in-the-ear
and
in-the-canal
hearing aids under the Philips, Phonak, ReSound and Rexton

brands, each at various price points. We also compete against other direct-to-consumer
hearing aid providers such as Audicus and Lively (which was recently acquired by GN Store Nord), which, similar to our business model, allow consumers to purchase hearing aids without visiting a clinic and provide remote support for their products.
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, including with respect to changes to the industry landscape potentially arising as a result of the FDA’s Proposed Rule creating an OTC category of hearing aids (see “Government Regulation—Regulation by the FDA—Proposed Rule for OTC category for hearing aids” for more information). Creation of a new category of OTC hearing aids by the FDA could materially alter the competitive environment for hearing loss treatment. The FDA and the Biden administration have stated that the intention of the Proposed Rule to establish OTC hearing aids is to reduce barriers to access, foster innovation in hearing aid technology, and promote the wide availability of low-cost
hearing aids. We expect the removal of regulatory barriers to entry will facilitate the introduction of new and varied product designs by incumbent and new competitors.
Considering the resources and advantages that our competitors maintain, even if our technology and consumer-first business model and distribution strategy are more effective than the technology and distribution strategy of our competitors, current or potential customers might accept competitor products in lieu of purchasing our products. We anticipate that we will face increased competition in the future, and may also experience intensifying pricing pressures, as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies (possibly with increased frequency if and when the FDA finalizes its Proposed Rule, discussed above). We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our approach to addressing unmet needs in the hearing aid industry. Increased competition in the future could adversely affect our revenue, revenue growth rate, if any, margins and market share.
Government regulation
We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local governmental laws, regulations, and other requirements. These laws, regulations and other requirements are promulgated and overseen by a number of different legislative, regulatory, administrative and quasi-regulatory bodies, each of which may have varying interpretations, judgments or related guidance. For example, our products and operations are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration (the “FDA”), which regulates, among other things, the research, development, testing, design, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices in the United States to assure the safety and effectiveness of medical products for their intended use. The U.S. Federal Trade Commission (the “FTC”) also regulates the advertising of our products in the United States. Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training, and other practices to government scrutiny.
As such, we utilize considerable resources on an ongoing basis to monitor, assess and respond to applicable legislative, regulatory, and administrative requirements, but there is no guarantee that we will be successful in our efforts to adhere to all of these requirements. Additional discussion on certain of these laws, regulations and other requirements is set forth below in this section.
If any of our personnel, representatives or operations are alleged to have violated these or other laws, regulations or requirements, we could suffer severe consequences, including material harm to our reputation, that could have a material adverse effect on our business, results of operations, financial condition and cash flows, among other things.
We expect that our industry will continue to be subject to extensive and complex regulation, the scope and effect of which are difficult to predict. For additional detail on risks related to each of the foregoing, see the Risk Factors titled, “Changes in the regulatory landscape for hearing aid devices could render our direct-to-consumer
business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products,” “Our hearing aids are subject to extensive government regulation at the federal and state level, and our failure to comply with applicable requirements could harm our business,” and “If we fail to comply with U.S. or foreign federal and state healthcare regulatory laws, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs and the curtailment of our operations, any of which could adversely impact our reputation and business operations.”
Regulation by the FDA
The FDA classifies hearing aids, including
in-the-canal
hearing aids such as our products, as medical devices. In the United States, the Federal Food, Drug, and Cosmetic Act (the “FDCA”), as well as FDA regulations and other federal and state statutes and regulations, govern, among other things, medical device design and development, preclinical and clinical testing, device safety, premarket clearance and approval, establishment registration and device listing, manufacturing, labeling, storage, record-keeping, advertising and promotion, sales and distribution, export and import, recalls and field safety corrective actions, and post-market surveillance, including complaint handling and medical device reporting of adverse events. Failure to comply with applicable requirements may subject a company to a variety of administrative or judicial sanctions, such as warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The FDA can also refuse to approve or clear pending product applications.
The FDA classifies medical devices into three classes (Class I, II or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the FDA’s current good manufacturing practices for devices, as reflected in the Quality System Regulation (“QSR”), establishment registration and device listing, reporting of adverse events, and truthful, non-misleading
labeling, advertising and promotional materials. Some Class I devices also require premarket clearance by the FDA through the premarket notification process set forth in Section 510(k) of the FDCA. Class II devices are subject to the FDA’s general controls and any other special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries and/or post-market surveillance. Most Class II devices must also comply with the FDA’s Section 510(k) premarket notification requirements. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, general and special controls alone are insufficient to assure their safety and effectiveness. Devices placed in Class III generally require the submission of a premarket approval (“PMA”) application demonstrating the safety and effectiveness of the device, which must be approved by the FDA prior to marketing, or the receipt of a 510(k) de novo classification, which provides for the reclassification of the device into Class I or II. The PMA approval process is more stringent, time-consuming and expensive than the 510(k) clearance process; however, the 510(k) clearance process has also become increasingly stringent and expensive.
We currently market our products pursuant to the FDA regulatory framework for air-conduction
hearing aids and wireless
air-conduction
hearing aids, which are classified as Class I and Class II devices, respectively, and are exempt from 510(k) clearance requirements. While applicable FDA regulations establish certain “conditions for sale” of all hearing aids, including that prospective hearing aid users must have a medical evaluation by a licensed physician within the six months prior to the hearing aid dispensation or sign a waiver of medical evaluation, the FDA has stated that it does not intend to enforce these medical evaluation and waiver requirements prior to the dispensing of Class I air-conduction
and Class II wireless
air-conduction
hearing aids to individuals 18 years of age and older. Accordingly, while we are required to comply with other FDA requirements, our products are currently not reviewed by the FDA.

In May 2018, the FDA granted a de novo classification request from Bose for a direct-to-consumer
“self-fitting
air-conduction
hearing aid,” which is classified in Class II and subject to 510(k) premarket review. Although our devices are not currently registered or marketed as “self-fitting” hearing aids, and we expect our products to continue to be regulated as Class I or Class II exempt devices, we may in the future seek clearance for one or more of our products as a “self-fitting air-conduction
hearing aid,” or the FDA may require us to do so, subjecting such device or devices to 510(k) premarket review.
Proposed Rule for OTC category of hearing aids
The FDA Reauthorization Act of 2017 (“FDARA”) created a new category of over-the-counter
(“OTC”) hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. The language in FDARA is not self-implementing, which means that the OTC hearing aid category does not exist until there is effective regulation. On October 20, 2021, the FDA published a notice of proposed rulemaking to establish new regulatory categories for OTC and prescription hearing aids, among other things (the “Proposed Rule”). Under FDARA, the OTC hearing aid controls that are the subject of the rulemaking, if finalized, would preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The comment period on the Proposed Rule, in which we participated in support of the Proposed Rule, ended on January 18, 2022, after which the FDA will review the comments. It is not clear whether the FDA will publish a final rule (the “Final Rule”), and whether the Final Rule will differ significantly from the Proposed Rule. However, if the FDA publishes a Final Rule, it would become effective 60 days after publication.
Under the Proposed Rule, devices that require 510(k) clearance to be compliant with the rule requirements would need to be cleared by the effective date of the Final Rule in order to continue to be marketed. For all other currently marketed devices, the proposed compliance date is 180 days after the effective date of the Final Rule (240 days after the publication of the Final Rule).
We market the Eargo hearing aid systems as Class I or Class II air-conduction
hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, both of which are exempt from 510(k) premarket review. Our hearing aids may be marketed under the current FDA framework during the FDA’s rulemaking proceeding. However, we cannot know to what extent the Final Rule may differ from the Proposed Rule. Once the FDA issues a Final Rule, we will assess the Final Rule and intend to take steps as appropriate to ensure that our devices and processes come into compliance with any new applicable requirements in order to market our products in the future.
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
Clinical trials
Clinical trials are sometimes required for 510(k) clearance. Such trials generally require submission of an investigational device exemption (“IDE”) application to the FDA for a specified number of patients and study sites, unless the product is deemed to be a non-significant
risk device which may be subject to more abbreviated IDE requirements. If an IDE is required, the FDA and the appropriate institutional review boards (“IRBs”) at the clinical sites must approve the study before clinical trials may begin. Clinical trials are subject to extensive monitoring, record keeping and reporting requirements. Clinical trials must be conducted under the oversight of IRBs for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices (“GCPs”), which include the requirement that all research subjects provide their informed consent for participation in each clinical study. The clinical trial sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance to market the product.
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
In addition, FDA regulations require that the marketing of hearing aids comply with certain “conditions for sale,” including, among other things, the requirement that prospective hearing aid users must undergo a medical evaluation (or provide a signed waiver) before a hearing aid may be dispensed, along with certain recordkeeping requirements. In 2016, the FDA issued a guidance document stating that it did not intend to enforce the medical evaluation, waiver, or recordkeeping requirements prior to the dispensing of Class I air-conduction
and Class II wireless
air-conduction
hearing aids to individuals 18 years of age and older. In addition, if the Proposed Rule is finalized as written, we expect that hearing aids marketed as OTC under the new framework must comply with specified labeling requirements and applicable conditions for sale.
Quality System Regulation
The hearing aids that we commercially distribute in the United States are subject to pervasive and continuing regulation by the FDA and certain state agencies. This includes product listing and establishment registration requirements, which facilitate FDA inspections and other regulatory actions. We are required to adhere to applicable current good manufacturing practice (“cGMP”) requirements, as set forth in the QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. We are also required to verify that our suppliers maintain facilities, procedures and operations that comply with applicable quality and regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of contractors. FDA regulations also require investigation and correction of any deviations from the QSR and impose reporting and documentation requirements upon us and our third-party manufacturers. Noncompliance with these regulations can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, FDA refusal to grant 510(k) clearance or PMA approval to new devices, withdrawal of existing clearances or approvals, and criminal prosecution.
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
In addition to post-market quality and safety actions, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the FTC. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as
“off-label”
promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label
uses, and a company that is found to have improperly promoted off-label
uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.
Failure to comply with applicable regulatory requirements, including delays in or failures to report incidents to the FDA as required under the MDR regulations, can result in enforcement action by the FDA, which can include any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refund, recall, administrative detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	FDA refusals or delays on requests for 510(k) clearance or PMA approval of new or modified products;

•	withdrawal of 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approval for products; or

•	civil penalties or criminal prosecution.
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
fee-splitting
prohibitions.
Fraud and abuse laws
In addition to the FDA, other broadly applicable federal and state healthcare laws and regulations apply to our operations and business practices. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including our direct-to-consumer
activities and sales and marketing practices as well as other business practices. Additionally, we are subject to numerous federal healthcare anti-fraud laws, including the federal Anti-Kickback Statute, the Physician Self-Referral Law and the False Claims Act, that are intended to reduce fraud, waste and abuse in the healthcare industry, and analogous state laws that may apply to healthcare items and services paid by all payors, including self-pay
patients and private insurers. These laws are broad and subject to evolving interpretations. They prohibit many arrangements and practices that are lawful in industries other than healthcare, including pricing, sales and marketing activities, sales commissions, customer incentive and other promotional programs, and the provision of gifts and business courtesies. We must operate our business within the requirements of these laws. Violations of any of these health regulatory laws may result in potentially significant penalties, including criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations.
In addition, the U.S. Physician Payments Sunshine Act requires manufacturers to report to the Department of Health and Human Services (“HHS”) detailed information about financial arrangements with physicians and teaching hospitals and, with reporting requirements going into effect in 2022 for payments made in 2021, financial arrangements with physician assistants, nurse practitioners, and other mid-level
practitioners. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply subjects manufacturers to significant civil monetary penalties.
State licensing, corporate practice and
fee-splitting
prohibitions
Regulation of the hearing aid industry exists in every state. These laws and regulations are primarily concerned with the licensure and registration of audiologists and other individuals and companies that dispense hearing aids, including procedures involving the fitting and dispensing of hearing aids. In addition, most states require warranty and return policies for consumers allowing for the return of product, and restrict hearing aid advertising and marketing practices. These state laws are subject to change, and states may impose more stringent requirements for dispensers of hearing aids. The FDCA preempts state laws relating to the safety and efficacy of medical devices and state laws that are different from or in addition to federal requirements. Although courts in certain jurisdictions have held that certain state laws relating to the fitting and dispensing of hearing aids are preempted because they relate to the safety and efficacy of medical devices, interpretative legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed, including which laws and regulations are subject to the federal preemption relating to safety and efficacy of medical devices, complicating our compliance efforts. Other courts could conclude that similar or identical state laws are not preempted. A determination that we are in violation of applicable laws and regulations in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action. Additionally, applicable federal laws and regulations continue to evolve. The FDA is currently engaged in a rulemaking process to publish a final regulation regarding OTC hearing aids. If the Proposed Rule is finalized as currently drafted, any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids would be preempted.
Our arrangements with hearing professionals may implicate certain state laws, commonly referred to as the corporate practice of learned professions, including audiology, and fee-splitting
laws, which are intended to prevent unlicensed persons from interfering with or influencing the audiologist’s or other hearing care specialist’s professional judgment. These laws vary from state to state, including those where we do business, and are subject to broad interpretation and enforcement by state regulators. In the event that regulatory authorities or other third parties were to challenge these arrangements, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our arrangements with our audiologists and other licensed professionals. Audiologists and certain other hearing care specialists are required to maintain valid state licenses to practice and must comply with numerous state and local licensing laws and regulations, and each state defines the scope of practice for audiologists and other hearing care specialists through legislation and their respective state regulatory agencies and boards. Activities that qualify as professional misconduct under state law may subject our personnel to sanctions or may even result in loss of their licensure and could, possibly, subject us to sanctions as well.
Privacy and security
The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) (collectively referred to as “HIPAA”), imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health care providers, health plans and health care clearinghouses), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. Additionally, HIPAA mandates the reporting of certain breaches of health information to the HHS, affected individuals and, if the breach is large enough, the media.
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
In addition, certain state and
non-U.S.
laws, such as the General Data Protection Regulation (the “GDPR”) govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (the “CPRA”) passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. We may need to invest substantial resources in putting in place policies and procedures to comply with these evolving state laws.
We are subject to the GDPR in Europe, which went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Union (the “EU”) and the European Economic Area (the “EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, as of January 1, 2021, impacted companies have to comply with the GDPR and the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR,
i.e.
, fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. While we continue to address the implications of the recent changes to European data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we must devote significant resources to understanding and complying with this changing landscape.
Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States, like us, to comply with accounting provisions that require us to maintain books and records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. The scope of the FCPA includes interactions with certain healthcare professionals in many countries.

International laws
Globally, other countries have enacted anti-bribery laws and/or regulations similar to the FCPA. Violations of any of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.
Additionally, as described above, there are also international privacy laws that impose restrictions on the access, use, and disclosure of health information and, as in the United States, there are significant and complex laws and regulations pertaining to our products and business model. To the extent we expand internationally, we will need to expend time and resources evaluating and complying with any such laws and regulations. For more information, see the Risk Factors titled, “Any future international expansion will subject us to additional costs and risks that may have a material adverse effect on our business, financial condition and results of operations” and “We operate in a regulated industry and changes in the regulations or the implementation of existing regulations could affect our operations and prospects for future growth.”
Environmental matters
Our operations, properties and products are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous
materials and waste and remediation of releases of hazardous materials. We believe that we are in material compliance with environmental laws and regulations applicable to us. However, our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our products, could cause us to incur substantial costs, including clean-up
costs, personal injury and property damage claims, fines and penalties, costs to redesign our products or upgrade our facilities and legal costs, or require us to curtail our operations, any of which could seriously harm our business.
Human capital management
Employees
As of December 31, 2021, we had approximately 257 full-time employees worldwide, of which approximately 250 were employed in the United States. None of our employees is represented by a labor union or collective bargaining agreement, and we consider our employee relations to be good.
Talent attraction, development and retention
Our success depends in part on our continued ability to recruit, retain, develop and motivate a diverse population of talented employees at all levels of our organization. To succeed in a competitive industry, our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.
In addition to acquiring new talent, we focus on growing and developing our existing talent. We conduct regular individual performance reviews in which managers provide regular feedback and coaching to assist with employee development. We make investments to enhance employees’ skill levels and provide professional opportunities for career development and advancement. Our learning and development experiences focus on onboarding new hires as well as offering workshops focused on skills development and compliance training.
Our leadership team focuses on identifying the next generation of leaders to ensure that the organization is prepared to fill critical roles with employees who are prepared to support the strategy of the business and respond to the needs of key stakeholders. Furthermore, although we had a reduction-in-force
at the end of 2021, we offered affected employees severance packages. Where possible, we offered opportunities for retraining and reskilling certain employees to reduce the impact of the reduction-in-force
on our employees.

Diversity & inclusion
We view diversity as integral to our future success. Diversity in our workforce fosters innovation, while inclusion helps ensure that we have the right culture, processes, policies, and practices to make employees feel valued and included. Developing teams where team members feel heard, respected, and included is one of our core values. As of December 31, 2021, approximately 40% of our total domestic workforce was female and approximately 25% of our employees in domestic managerial roles were female. Minorities
(non-White)
constituted approximately 35% of our total domestic workforce and approximately 35% of our employees in domestic managerial roles were minorities as of the same date.
Compensation and benefits
We focus on paying employees fairly and competitively. As a medical device company in the healthcare industry, we recognize the importance of compensation and benefits that are designed to support the financial, mental, and physical well-being of our team members and their families. Our compensation packages typically include incentive plans comprised of discretionary stock-based compensation awards and cash-based performance bonus awards, health benefits, including options for medical plans, pharmacy, dental and vision coverage, a 401(k) plan, life and disability insurance, discretionary paid time off, family leave, a technology stipend for remote work, commuter benefit program, and a program for partial education reimbursement. Eligibility for, and the level of, benefits vary depending on team members’ full-time or part-time status, work location, compensation level, and tenure.
Health and safety
We remain focused on promoting the total wellness of our employees including resources, programs and services to support their physical, mental and financial wellness. As a result of the
COVID-19
pandemic, we have augmented certain historical business practices to ensure that we promote the health and safety of our employees. While we were never required to physically close our offices, we provided, when feasible, opportunities for employees to work remotely. We have established safety policies and protocols, and we regularly update our employees with respect to any changes. We also have adjusted attendance policies to encourage those who may be ill to stay home. To further protect our on-site
employees, we have made available personal protective equipment and cleaning supplies. We have also provided general information updates and support for our employees to ensure that they have resources and information to protect their health and that of those around them, including their families and colleagues.
Available information
Our Internet address is www.eargo.com. We routinely post important information for investors on our website in the “Investor Relations” section, which may be accessed from our homepage at www.eargo.com or directly at https://ir.eargo.com/. We use this website as a means of disclosing material, non-public
information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

•
our Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as our proxy statement, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;

•	announcements of investor conferences and events at which our executives talk about our products and competitive strategies, as well as archives of these events;

•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;

•
corporate governance information, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee;

•	stockholder services information, including ways to contact our transfer agent; and

•	opportunities to sign up for email alerts.
The content on our website is not incorporated by reference into, or a part of, this Annual Report on Form
10-K
or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be inactive textual references only.
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

•
We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program but we have operated on a “cash pay” only basis since December 8, 2021. Following the civil settlement with the U.S. government on April
29
, 2022, we may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors participating in the FEHB program in the future. As a result, we have faced a significant reduction in revenue and any failure to establish processes to support reimbursement from third-party payors in the future may significantly and adversely impact our business and growth prospects and our ability to sell our products.

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
Following the settlement with the U.S. government, we remain subject to prepayment review of claims by our largest third-party payor, which accounted for approximately 90% of our gross accounts receivable as of December 31, 2021. Further, with respect to such payor, claims submitted since March 1, 2021 have not been paid and have either been denied or have not yet and may never be submitted for reimbursement by us. Two additional payor audits related to claims submitted for customers with FEHB plans are also in process, although one of the payors has continued to process claims during its audit. Additionally, as of December 2021, we are subject to a new audit that does not relate to claims submitted under the FEHB program.
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
We believe that, without any future financing, we will not be able to satisfy our obligations as they become due within one year from the date of filing of this Annual Report on Form 10-K. We anticipate our future capital requirements will be substantial and that we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof. While we are currently exploring fundraising opportunities to meet these capital requirements, additional capital may not be available to us on acceptable terms on a timely basis, or at all. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets, in which case it is likely that investors would lose part or all of their investment.
Our expected future capital requirements and ability to raise additional capital will depend on many factors, including but not limited to the following:

•	investor confidence in our ability to continue as a going concern;

•	the timing, receipt and amount of sales from our current and future products;

•
the costs involved in resolving third-party claims audits and recoupment of previous claims paid, as well as other legal proceedings (including the shareholder class action and derivative suits discussed in

Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K), and their duration and impact on our business generally (particularly with respect to our ability in future periods to accept insurance as a direct method of payment);

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
We are subject to risks from legal proceedings, investigations, and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.
We are currently subject to a number of legal proceedings, investigations and inquiries, including: (i) purported securities class action litigation alleging that certain of our disclosures about our business, operations and prospects, including reimbursements from third-party payors, violated federal securities laws; and (ii) purported derivative action alleging the directors breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures, and compliance with laws, rules and regulations governing the business. On April
29
, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation and pursuant to which we paid approximately $34.4 million. We remain subject to audit or prepayment review by various third-party payors. In addition, we could face additional legal proceedings, investigations, and inquiries relating to these or similar matters. For more information regarding legal proceedings, see “Item 1. Legal Proceedings.”
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
The challenges we face in managing our business, including our shift to a
“cash-pay”
only business model, the obstacles to our being able to obtain reimbursement for our products from third-party payors, and the changing regulatory landscape, place significant demands on our management, financial, operational, technological and other resources, and we expect that managing our business will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls, reporting systems and procedures. In particular, the challenges in managing our business involve a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high-quality product standards and regulatory compliance and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. In addition, we completed an employee workforce reduction in the fourth quarter of 2021, which may continue to impact the attraction and retention of employees, as well as employee morale and productivity. We cannot assure you that any increases in scale, related improvements and quality or compliance assurance will be successfully implemented or that appropriate personnel will be available to facilitate the management and growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs or an inability to meet demand. If we do not effectively manage our business through the various challenges we face, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.
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
We expect to rely on our managerial, operational, finance and other resources in order to manage our operations and continue our research and development activities. We may expand our international operations, which would subject us to the legal, political, regulatory and social requirements and economic conditions of these jurisdictions, and create a variety of potential operational challenges due to a variety of international factors, including local labor laws and regulations and managing a geographically dispersed workforce. Our management and personnel, systems and facilities currently in place may not be adequate to support our business. Our need to effectively execute our strategy requires that we:

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
We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the years ended December 31, 2021 and 2020, we incurred net losses of $157.8 million and $39.9 million, respectively. As a result of our ongoing losses, as of December 31, 2021, we had an accumulated deficit of $356.8 million. Since inception, we have spent significant funds on organizational and start-up
activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how
and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and have and may continue to increase as a result of the costs involved in resolving the DOJ investigation, including the approximately $34.4 million we paid pursuant to the settlement agreement with the U.S. government, and other corrective actions and recoupment of previous claims paid, as well as other legal proceedings, and their duration and impact on our business generally. They may also fluctuate and increase as a result of the anticipated implementation of a pending OTC hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids, neither of which may ultimately be favorable to us.
Our long-term success is dependent upon our ability to successfully develop, commercialize and market our products, earn revenue, obtain additional capital when needed and, ultimately, to achieve profitable operations. The uncertainty regarding the extent to which we are able to validate and establish processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, if at all, in the future, the anticipated implementation of a pending OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for Eargo) and potential Medicare coverage for certain hearing aids (which may not include Eargo hearing aids) will require that we evaluate and consider any changes to our business model as new information becomes available, including a potential long-term shift to a model excluding insurance as a method of payment to Eargo, which would likely result in a sustained increased cost of customer acquisition and a reduction in shipments, revenue, gross margin and higher operating expenses, which could have a material negative impact on our ability to achieve profitability and our growth prospects. We will need to generate significant additional revenue and raise significant additional capital to continue our operations and potentially achieve profitability. It is possible that even if we generate significant additional revenue and raise significant additional capital, we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Without the benefit of customers with insurance coverage and significant additional capital, the future prospects of the Company and our ability to achieve profitability are uncertain.
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
We are heavily dependent on customers who use our hearing aids to provide good reviews and word-of-mouth
recommendations to contribute to our reputation and brand. Customers who are dissatisfied with their experiences with our products or services or their ability to receive reimbursement from their insurance companies may post negative reviews. We have and may continue to be the subject of blog, forum or other media postings that include inaccurate statements and create negative publicity. In addition, traditional hearing aid supply chain participants may express and publish negative views regarding our direct-to-consumer
model and products. Any negative reviews or negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings have harmed and could continue to harm our reputation and brand and severely diminish consumer confidence in our products. Please also see the Risk Factor titled, “We are subject to risks from legal proceedings, investigations, and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.”
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
In addition, we believe that building a strong brand and developing and achieving broad awareness of our brand is critical to achieving market success. Negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings has harmed and could continue to harm our reputation and brand and severely diminish consumer confidence in our products. If any of our brand-building activities prove less successful than anticipated, or such activities are inhibited by negative publicity in relation to the DOJ investigation, the claims audits and other legal proceedings, it could materially adversely impact our ability to attract new customers. If this were to occur, we may not be able to recover our brand-building spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our brand-building efforts will result in increased sales of our products. See also the Risk Factors titled, “Customer or third-party complaints or negative reviews or publicity about our company or our hearing aids could harm our reputation and brand” and
“We are subject to risks from legal proceedings, investigations, and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.”
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
We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for our latest device and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of December 31, 2021, we had provisions of approximately $4.0 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.
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
Our customer sales returns rate was approximately 32% for the year ended December 31, 2021, which does not include the impact of the $5.1 million of estimated sales returns recorded as a reduction in revenue in the third quarter of 2021 related to transactions that occurred during the first and second quarters of 2021 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information). Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. Additionally, following learning of the DOJ investigation and prior to shifting to our current upfront payment requirement, we offered customers with potential insurance benefits the option to return their hearing aids or purchase their hearing aids without use of their insurance benefits if their claim is denied or ultimately not submitted by us to their insurance plan for payment.
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
We will be required to diligence the origin of minerals used in the manufacture our products that have been designated “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act and, beginning in 2023, disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of the relevant minerals and metals used in our products.
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
In June 2018, we entered into a loan agreement, as amended in January 2019, May 2020 and in September 2020, with Silicon Valley Bank (the loan to which such loan agreement, as amended, relates, the “2018 Loan”). We borrowed $15.0 million upon the closing of the September 2020 amendment, a portion of which was used to repay in full the outstanding principal amount of the previously funded term loan. As of December 31, 2021, $15.4 million in aggregate principal amount was outstanding under the term loan facility. The 2018 Loan has a maturity date of September 1, 2024. The 2018 Loan contains various covenants that limit our ability to engage in specified types of transactions without Silicon Valley Bank’s prior consent. These covenants limit our ability to, among other things:

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
We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local governmental laws, regulations, and other requirements. These laws, regulations, and other requirements are promulgated and overseen by a number of different legislative, regulatory, administrative, and quasi-regulatory bodies, each of which may have varying interpretations, judgments, or related guidance. For example, broadly applicable fraud and abuse and other healthcare laws and regulations apply to our operations and business practices. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including our sales and marketing practices, consumer incentive and other promotional programs and other business practices.
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
We operate in a regulated industry and changes in the regulations or the implementation of existing regulations could affect our operations and prospects for future growth globally.
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
Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of December 31, 2021, we had 23 issued U.S. patents, 18 patents outside the United States, 7 pending U.S. patent applications and 10 pending foreign patent applications.
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
notifying the SEC that we would be unable to timely file our annual report on Form
10-K
for the year ended December 31, 2021. One March 4, 2022, we were notified again by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing this Annual Report on Form 10-K. As a result, we submitted to Nasdaq an update to our original plan to regain compliance. Nasdaq’s notification dated March 4, 2022 indicated that any exception to allow us to regain compliance with all untimely filings will be limited to a maximum of 180 calendar days from the due date of our Q3 10-Q, or May 16, 2022.
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
In connection with the preparation of our financial statements at the time of our IPO and through the current financial reporting period ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting and our entity level controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
Since our inception, our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock and common stock, indebtedness and revenue from the sales of our products. We anticipate our future capital requirements will be substantial and that we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof. We are currently exploring fundraising opportunities to meet these capital requirements. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations.
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
As of December 31, 2021, based on public filings, our current executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 36.7% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. Depending on the involvement and action of other stockholders, these principal stockholders and management may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had a total of 39,307,093 shares of common stock outstanding as of December 31, 2021.
The holders of approximately 8.7 million shares of our common stock, or approximately 22% of our total outstanding common stock as of December 31, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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

•
the required approval of at least 66
2
⁄
3
% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or to repeal certain provisions of our amended and restated certificate of incorporation;

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
As our operations and business grow, we are and may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA establishes, among other things, privacy and security standards that limit the use and disclosure of PHI, and imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of PHI by covered entities, such as health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of PHI, and their covered subcontractors. HIPAA requires covered entities and their business associates to develop and maintain certain policies and procedures with respect to PHI that is used or disclosed. Further, in the event of a breach of unsecured protected health information, HIPAA requires covered entities to notify each individual whose PHI is breached as well as federal regulators and, in some cases, the media. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of PHI, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable privacy and security standards, we could face civil and criminal penalties. The U.S. Department of Health and Human Services (“HHS”), has the discretion to impose penalties without attempting to resolve violations through informal means. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources, each of which could have a material adverse effect on our business financial condition, results of operations or prospects.

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
applications, our
e-commerce
platform and our enterprise software. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. We do not conduct audits or formal evaluations of our third-party vendors’ information technology systems and cannot be sure that our third-party vendors have sufficient measures in place to ensure the security and integrity of their information technology systems and our confidential and proprietary information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. Our internal information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Russia’s invasion of Ukraine or another war of international dispute may cause a general increase in the number and severity of such malicious incidents. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs, ransomware, and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems from system failure, accident and security breach, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, disruption of our development programs and our business operations, cessation of service, negative publicity and other harm to our business and our competitive position, whether due to a loss of our trade secrets or other proprietary information or other disruptions. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Jose, California. We leased approximately 30,000 square feet of office and laboratory space pursuant to a lease agreement which was effective as of July 30, 2018 and expired on February 28, 2022. We entered into a new lease agreement in September 2021 for approximately 30,000 square feet of office and laboratory space, which we began using as our headquarters starting in February 2022. This lease expires on June 30, 2029 and we may renew the lease term for two additional
60-month
periods.
We also lease approximately 9,327 square feet of office space, which is primarily used for our customer support operations, in Nashville, Tennessee, pursuant to a lease that expires on March 31, 2023. We believe that our existing facilities are adequate to meet our business requirements for the near-term, and that additional space will be available on commercially reasonable terms, if required.
Item 3. Legal Proceedings.
The information required to be set forth under this Item 3 is incorporated by reference to Note 6 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form
10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information for common stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “EAR”. Public trading of our common stock began on October 16, 2020. Prior to that, there was no public market for our common stock.
Stockholders
As of May 4, 2022, there were 75 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock performance graph
The graph below shows the cumulative total stockholder return from October 16, 2020 (the date that our common stock commenced trading) through December 31, 2021, assuming the investment of $100 and the reinvestment of any dividends in each of our common stock, the S&P Healthcare Equipment Index (SPSIHE) and the NASDAQ Composite Index (IXIC). The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Dividend policy
We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Securities authorized for issuance under equity compensation plans
See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Use of proceeds from public offering of common stock
On October 20, 2020, we completed our initial public offering (the “IPO”) and issued 9,029,629 shares of our common stock, which includes an additional 1,177,777 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at an initial offering price of $18.00 per share less underwriting discounts and commissions. We received net proceeds from the IPO of approximately $148.5 million, after deducting underwriting discounts and commissions of $11.4 million and offering costs of $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. J.P. Morgan Securities LLC and BofA Securities, Inc. acted as book-running managers for the IPO.
Shares of our common stock began trading on the Nasdaq Global Select Market on October 16, 2020. The offer and sale of the shares were registered under the Securities Act on a registration statement on Form
S-1
(Registration
No. 333-249075),
which was declared effective on October 15, 2020.
There has been no material change in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.
Sales of unregistered securities
None.
Issuer purchases of equity securities
None.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our
consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form
10-K.
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this item, including statements regarding factors affecting our business, trends and uncertainties, are forward-looking statements. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form
10-K,
our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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
We believe that our differentiated hearing aids, consumer-oriented approach and strong brand have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 95 thousand Eargo hearing aid systems sold, net of returns, as of December 31, 2021.
For the year ended December 31, 2021, we generated net revenue of $32.1 million, a decrease of $37.0 million from the year ended December 31, 2020. The revenue decline relates to matters discussed in detail below under “—DOJ investigation and settlement and claims audits.” We have sold our products on a
“cash-pay”
basis only since December 8, 2021. We previously accepted insurance as a method of direct payment, but suspended all claims submission activities on September 22, 2021 when we learned of the investigation by the DOJ related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. To date, all our revenue has been generated from customers in the United States.
Our net losses were $157.8 million, $39.9 million and $44.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $356.8 million and $199.1 million, respectively. We expect to continue to incur losses for the foreseeable future.

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
During the year ended December 31, 2021, we shipped 45,136 gross hearing aid systems, approximately 44% of which were to customers with potential insurance coverage. Total life-to-date payments we have received through December 31, 2021 from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44 million. As discussed further in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form
10-K,
the settlement amount of $34.4 million was recorded as a reduction in revenue during the year ended December 31, 2021.

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
We estimate that a majority of customers with unsubmitted claims as of December 31, 2021 will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, we recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits. This has had a negative impact on our revenues for the year ended December 31, 2021 and resulted in an increase in our sales returns reserve. Of the $13.8 million sales returns reserve recorded as of December 31, 2021, $11.4 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.
Further, we also estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system. The $9.6 million in bad debt expense recorded during the year ended December 31, 2021 is primarily based on this estimate and has had a negative impact on our operating results for the year ended December 31, 2021. Of the $9.6 million recorded to bad debt expense during the year ended December 31, 2021, $5.8 million relates to submitted claims that have been denied or have not been paid and was written off during the year ended December 31, 2021.
Notwithstanding the settlement, we remain subject to prepayment review of claims by our largest third-party payor before any insurance payments are made. We do not intend to submit any claims through the FEHB program until we are able to align with the Office of Personnel Management (the “OPM”) on and establish processes for supporting the submission of these claims, and we may be unable to do so.
On January 5, 2022, the U.S. District Court for the Northern District of California consolidated three purported securities class actions brought against the Company (the “Securities Class Action”). While the lead plaintiffs have not yet filed a consolidated amended complaint, the complaints of the individual lawsuits filed prior to the consolidation generally alleged that certain of the Company’s disclosures about its business, operations and prospects, including reimbursements from third-party payors, violated federal securities laws. On December 3, 2021, a putative stockholder filed a derivative complaint purportedly on the Company’s behalf against members of the Company’s Board of Directors and the Company as nominal defendant (the “Derivative Action”), alleging (among other things) that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures, and compliance with laws, rules, and regulations governing the business. See Note 6 of the Notes to Consolidated Financial Statements included in this Annual Report on Form
10-K
for more information.
As a result of the uncertainty created by the DOJ investigation and the claims audits, we took certain actions including, but not limited to:

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

As a result of the DOJ investigation and the various claims audits, we were not able to timely file our Quarterly Report on Form
10-Q
for the three months ended September 30, 2021 (our “Q3
10-Q”)
or this Annual Report on Form
10-K
for the year ended December 31, 2021. On November 16, 2021, we filed a Form
12b-25
notifying the SEC that we would be unable to timely file our
Q3 10-Q.
On November 18, 2021, we were notified by the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing our
Q3 10-Q
with the SEC. In accordance with Nasdaq Listing Rules, we submitted a plan to regain compliance. Nasdaq granted us an exception of up to 180 calendar days from the
Q3 10-Q
original filing due date, or until May 16, 2022, to regain compliance. On March 2, 2022, we filed a Form
12b-25
notifying the SEC that we would be unable to timely file this Annual Report on Form
10-K
for the year ended December 31, 2021. On March 4, 2022, we were notified again by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing this Annual Report on Form
10-K.
As a result, we submitted to Nasdaq an update to our original plan to regain compliance. Nasdaq’s notification dated March 4, 2022 indicated that any additional exception to allow us to regain compliance with all untimely filings will be limited to a maximum of 180 calendar days from the due date of our Q3
10-Q,
or May 16, 2022.
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

Third-party payors
A significant portion of our revenue has historically been dependent on payments from third-party payors; for example, in the year ended December 31, 2021, 44% of total gross systems shipped were to customers with potential insurance coverage. Historically, we submitted claims on behalf of our customers to a concentrated number of third-party payors under certain benefit plans, and substantially all such claims related to the FEHB program.
As described in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form
10-K,
approximately 93% and 74% of our gross accounts receivable as of December 31, 2021 and 2020, respectively, were for customers with potential insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 90% and 45% of our gross accounts receivable as of December 31, 2021 and 2020, respectively, were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through our largest third-party payor, which conducted the Primary Audit. The increase in gross accounts receivable as of December 31, 2021 was primarily due to the Primary Audit, during which certain claims with a service date after March 1, 2021 have not yet and may never be submitted by us for reimbursement. We remain subject to a prepayment review of claims by the payor who conducted the Primary Audit. Additionally, we are subject to a number of other ongoing audits of insurance reimbursement claims. One of these claims audits does not relate to claims submitted under the FEHB program. During the claims audits, the third-party payors (including our largest third-party payor) conducting such claims audits have generally suspended payments for, and in some cases denied, claims we submitted on behalf of customers, other than one third-party payor that has continued to process claims for payment throughout its ongoing audit.
We recorded a sales returns reserve of $13.8 million as of December 31, 2021, largely related to our estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment. We recorded an allowance for credit losses of $4.8 million as of December 31, 2021, primarily related to insurance claims receivable due from third-party payors and end-users
as we estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers with an extended right of return and claims that have not yet and may never be submitted by us for payment may not pay for or return the hearing aid system.
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
cash-pay
customers.
See “—DOJ investigation and settlement and claims audits” for more information. Please see the Risk Factors titled, “We are subject to risks from legal proceedings, investigations, and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities,” and “We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program but we have operated on a “cash pay” only basis since December 8, 2021. Following the civil settlement with the U.S. government on April 29, 2022, we may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors participating in the FEHB program in the future. As a result, we have faced a significant reduction in revenue and any failure to establish processes to support reimbursement from third-party payors in the future may significantly and adversely impact our business and growth prospects and our ability to sell our products.”
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
We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our returns rate impacts our reported net revenue and gross profit. Sales returns rates, as defined under “—Key business metrics,” increased from 26% for the year ended December 31, 2020 to 32% for the year ended December 31, 2021, primarily due to our sales returns rate of 46% in the third quarter of 2021, which was driven by our estimate that a majority of customers with unsubmitted claims related to products shipped during the third quarter of 2021 will choose to return the hearing aid system if their insurer denies their claim or the claim is ultimately not submitted by us for payment.
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
Recruitment and retention of personnel
Our success depends in part upon our continued ability to recruit, retain and motivate high-quality employees, including management, administrative, our clinical and scientific personnel and our direct sales force (among others), and competition for qualified personnel can be intense due to the limited number of individuals possessing the requisite training, skill and experience we require. As a result of uncertainty created by the DOJ investigation and the claims audits, we suspended our practice of granting equity awards (except for new restricted stock unit grants that the Company has the option to settle in cash at the time of vesting), suspended our employee stock purchase plan and deferred the settlement of outstanding restricted stock units, in each case effective as of November 9, 2021. In addition, on December 7, 2021, we announced a plan to reduce our employee workforce to streamline our organization in response to declines in customer orders since we announced the DOJ investigation. We substantially completed the employee workforce reduction during the fourth quarter of 2021, resulting in a reduction of approximately 27% of our employee workforce, or approximately 90 people. Both the suspension of equity awards and reduction in workforce, in addition to any negative perceptions of employment with us as a result of the DOJ investigation, the settlement with the U.S. government, and the claims audits, could continue to adversely affect employee morale and have a material adverse impact on our ability to recruit, retain and motivate the high-quality employees critical to our operations, which in turn could have a material adverse effect on our business, results of operations and financial condition.
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
Key business metrics
To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the following key business metrics, each of which is an important measure that represents the state of our business:

•
Gross systems shipped
. We define our gross systems shipped as the number of hearing aid systems shipped during the period. However, we have not recorded revenue and related sales returns reserve for approximately 670 shipments of Eargo hearing aid systems to customers with potential insurance benefits during the three months ended September 30, 2021 but subsequent to learning of the DOJ investigation, and approximately 1,560 of such shipments during the three months ended December 31, 2021. Since our public disclosure of the DOJ investigation on September 22, 2021 and our related decision to stop accepting insurance benefits as a method of direct payment, we have experienced and may continue to experience a material decline in gross systems shipped. Continued negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings could further harm our reputation and lead to a further decline in gross systems shipped. See “—DOJ investigation and settlement and claims audits” and “—Factors affecting our business.”

•
Sales returns rates
. Sales returns rates are determined by management at the end of each reporting period to estimate the percentage of products for which we have recorded revenue during that period that are expected to be returned. This determination is informed in part by historical actual return rates. Sales returns rates do not represent actual returns during a period as customers may return the product for a period of time that can extend beyond the period end, which can result in a hearing aid being returned after the period in which the revenue from its sale was recognized. If actual returns differ from the sales returns rate determined at period end or new factors arise, indicating a rate of return that is different from the original estimated sales returns rate, revenue is adjusted in subsequent periods to reflect the actual returns made. Such an adjustment to revenue is not included in the sales returns rates disclosed in the table below. The sales returns rate of 46% for the three months ended September 30, 2021 and the sales returns rate of 32% for the year ended December 31, 2021 do not include the impact of the $5.1 million of estimated sales returns recorded as a reduction in revenue in the third quarter of 2021 with respect to unsubmitted claims from transactions that occurred during the first and second quarters of 2021. See “—DOJ investigation and settlement and claims audits” and “—Factors affecting our business” and “—Critical accounting estimates—Revenue recognition—sales returns rate.”

The following table details the number of gross systems shipped and sales returns rates for the periods presented below:

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Gross systems shipped	7,030	9,040	10,077	12,096	11,704	12,548	13,117	7,767
Sales returns rate	28.2%	27.1%	25.2%	24.3%	23.2%	24.1%	46.4%	34.0%
During the three and twelve months ended December 31, 2021, the Company shipped 7,767 and 45,136 gross hearing aid systems, respectively, approximately 20% and 44% of which, respectively, were to customers with potential insurance coverage.
We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while sales returns rates are an indicator of expected reductions to revenue and an indicator of change in customer mix and factors affecting the returns rates by customer type. However, as discussed elsewhere in this report, our sales volume, sales returns rate and revenue during the current year were not consistent with the prior year as a result of the DOJ investigation and settlement and claims audits. See “—DOJ investigation and settlement and claims audits.”
Due to the historically higher return rate for
cash-pay
customers as compared to insurance customers, we expect that revenue, gross profit and gross margin may remain depressed as compared to prior periods for so long as we are unable to accept insurance benefits as a direct method of payment.
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
As described in more detail in “—DOJ investigation and settlement and claims audits,” we did not recognize revenue for shipments after September 21, 2021 for customers with potential insurance benefits, substantially all of whom were covered under the FEHB program. Further, we estimated that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in a higher sales returns rate in the current year than in the prior year and an increase in expected returns with respect to unsubmitted claims from such transactions occurring during the first and second quarters of 2021. The $34.4 million settlement amount associated with the DOJ investigation was recorded as a reduction of revenue during the year ended December 31, 2021.
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
Our gross margin has been negatively impacted by the $34.4 million settlement amount associated with the DOJ investigation. Our gross margin was also negatively impacted by an expected increase in sales returns from insurance customers with unsubmitted claims, which customers have historically had a significantly lower rate of return than cash-pay
customers. Additionally, we incurred costs associated with shipments subsequent to September 21, 2021 and through December 8, 2021 to customers with potential insurance benefits for which there was no revenue recognition in the third and fourth quarters of 2021 (see “—DOJ investigation and settlement and claims audits”). We expect our gross margin to remain depressed for so long as we are unable to accept insurance benefits as a direct method of payment unless we can successfully target and convert new customers with a similarly low rate of return.
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
Loss on extinguishment of debt
The loss on extinguishment of debt arose on the redemption of our convertible promissory notes (“2020 Notes”) into shares of our Series E convertible preferred stock in July 2020.

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
Results of operations
Comparison of the years ended December 31, 2021 and 2020
In 2021, we made significant investments in R&D, sales and marketing and general and administrative functions of the business. However, as discussed further in the description of these functions above, as a result of the DOJ investigation and claims audits (as further described in “—DOJ investigations and settlement and claims audits”), we shifted to limit our costs, conducted a reduction in force and took other precautionary measures to preserve capital and liquidity. As a result, the following comparison of the 2021 and 2020 fiscal years reflect a trend of increasing expenditures to drive growth in our business; however, in response to the uncertainties arising in connection with the DOJ investigation and settlement and claims audits, the trend of rising expenditures began to moderate during the latter portion of our fourth quarter due to the implementation of capital and liquidity preservation measures.

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$32,122	$69,154	$(37,032)	(53.6)%
Cost of revenue	27,956	21,873	6,083	27.8

Gross profit	4,166	47,281	(43,115)	(91.2)
Operating expenses:
Research and development	25,232	12,045	13,187	109.5
Sales and marketing	85,759	49,525	36,234	73.2
General and administrative	49,882	20,582	29,300	142.4

Total operating expenses	160,873	82,152	78,721	95.8

Loss from operations	(156,707)	(34,871)	(121,836)	349.4
Other income (expense), net:
Interest income	21	37	(16)	(43.2)
Interest expense	(1,068)	(1,920)	852	(44.4)
Other income (expense), net	—	(1,474)	1,474	(100.0)
Loss on extinguishment of debt	—	(1,627)	1,627	(100.0)

Total other income (expense), net	(1,047)	(4,984)	3,937	(79.0)

Loss before income taxes	(157,754)	(39,855)	(117,899)	295.8
Income tax provision	—	—	—	—

Net loss and comprehensive loss	$(157,754)	$(39,855)	$(117,899)	295.8%

Revenue, net

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$32,122	$69,154	$(37,032)	(53.6)%

Our gross systems shipped during 2021 were 45,136, compared to 38,243 in 2020. The increase in shipment volume was largely driven by a continued expansion in national marketing efforts and customer adoption of our telecare model. However, revenue, which is reported net of consideration payable to customers and expected returns, decreased by $37.0 million, or 53.6%, from $69.2 million during the year ended December 31, 2020 to $32.1 million during the year ended December 31, 2021.
The $34.4 million settlement amount associated with the DOJ investigation was recorded as a reduction in revenue during the year ended December 31, 2021. Additionally, we estimated that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, we recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits.
Further, we did not recognize revenue and related sales returns reserve on approximately 2,230 Eargo hearing aid systems shipped during third and fourth quarters of 2021 subsequent to learning of the DOJ investigation, as these transactions did not meet the criteria for revenue recognition under ASC 606. We recognized revenue on approximately 42,910 Eargo hearing aid systems shipped to customers during 2021, a 12.2% increase compared to the 38,243 Eargo hearing aid systems for which revenue was recognized during 2020. The impact on revenue from an increase in the volume of shipments was offset by the $34.4 million settlement amount, the increase in expected returns from customers with potential insurance benefits and with unsubmitted claims as of December 31, 2021, and by the hearing aid systems shipped for which we did not recognize revenue.
Cost of revenue, gross profit, and gross margin

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Cost of revenue	$27,956	$21,873	$6,083	27.8%
Gross profit	4,166	47,281	(43,115)	(91.2)%
Gross margin	13.0%	68.4%

Cost of revenue increased by $6.1 million, or 27.8%, from $21.9 million during 2020 to $28.0 million during 2021. The change was primarily due to the increase in the volume of Eargo hearing aid systems shipped, product mix shift towards Eargo 5 which has a higher average product cost, and higher depreciation and software amortization related to the Eargo 5 commercial launch in July 2021.
Gross margin decreased to 13.0% during 2021, compared to 68.4% during 2020. The decrease in gross margins is primarily due to the $34.4 million settlement amount associated with the DOJ investigation, the expected increase in product returns from customers with unsubmitted claims, the approximately 2,230 Eargo hearing aid systems shipped during the third and fourth quarters of 2021 for which we did not recognize related revenue, and a product mix shift towards Eargo 5, which has a higher cost of goods per product sold.
Estimated sales returns are recorded as a reduction in revenue. The $37.7 million of estimated sales returns recorded during 2021 is an increase of $15.0 million from the $22.7 million of estimated sales returns recorded during 2020. This change is primarily due to $13.3 million of estimated sales returns recorded during the third quarter of 2021 related to the expected increase in product returns from shipments to customers with potential insurance benefits.
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
Research and development (R&D)

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Research and development	$25,232	$12,045	$13,187	109.5%

R&D expenses increased by $13.2 million, or 109.5%, from $12.0 million during 2020 to $25.2 million during 2021. The change was primarily due to a net increase of $10.6 million in personnel and personnel-related costs, which includes the impact of increased headcount and an increase in stock-based compensation of $6.1 million, and a net increase of $1.8 million in third-party costs related to current and future product development initiatives.
Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Sales and marketing	$85,759	$49,525	$36,234	73.2%

Sales and marketing expenses increased by $36.2 million, or 73.2%, from $49.5 million during 2020 to $85.8 million during 2021. The change was primarily due to increases in direct marketing, advertising and promotional expenses of $18.9 million, partially driven by increased rates due to decreased cable TV viewership in our core demographic, and an increase in personnel and personnel-related costs of $17.3 million, which includes the impact of increased headcount (a trend that was reversed in the fourth quarter of 2021 as further described in the introductory paragraph to this “—Results of operations” and “—DOJ investigation and settlement and claims audits”), higher commissions from increased sales and an increase in stock-based compensation of $9.6 million.
General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
General and administrative	$49,882	$20,582	$29,300	142.4%

General and administrative expenses increased by $29.3 million, or 142.4%, from $20.6 million during 2020 to $49.9 million during 2021. This change was primarily due to an increase in general corporate costs of $14.3 million, an increase in personnel and personnel-related costs of $9.7 million, and a net increase in bad debt expense of $7.3 million.
The change in general corporate costs includes $8.4 million in legal and other professional fees as a result of the DOJ investigation as well as increased costs as a result of operating as a public company. The change in personnel and personnel-related costs includes compensation-related costs as a result of increased headcount as well as an increase in stock-based compensation of $6.3 million. The $7.3 million net increase in bad debt expense is primarily based on our estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system.
Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Interest expense	$(1,068)	$(1,920)	$852	(44.4)%

Interest expense decreased by $0.9 million, or 44.4%, from $1.9 million during 2020 to $1.1 million during 2021. The decrease in interest expense was primarily attributable to lower long-term debt balance outstanding and lower related interest rate during 2021 as compared 2020.
Other income (expense), net

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Other income (expense), net	$—	$(1,474)	$1,474	(100.0)%

Other income (expense), net during 2020 consisted primarily of adjustments to the fair value of our convertible preferred stock warrant liabilities prior to their reclassification to additional
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

Other expense increased by $1.1 million, or 302.7%, from $0.4 million during the year ended December 31, 2019 to $1.5 million during the year ended December 31, 2020. The expense recorded in each period is primarily related to the change in fair value of our convertible preferred stock warrant liability, which is based in part on the fair value of our common stock. Upon the closing of our IPO in October 2020, the convertible preferred stock warrants were converted into warrants to purchase common stock and the warrant liabilities were reclassified to additional paid-in capital.
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
As of December 31, 2021, we had $15.0 million in principal outstanding under the 2018 Loan, which matures in September 2024 with interest-only payments until July 2022. Interest on the 2018 Loan accrues at a per annum rate equal to the Wall Street Journal prime rate plus 1.0%, or 4.25% as of December 31, 2021.
As of December 31, 2021, we had cash and cash equivalents of $110.5 million, which are available to fund operations, and an accumulated deficit of $356.8 million.
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

•
the costs involved in resolving the third-party claims audits and potential recoupment of previous claims paid, as well as other legal proceedings (including the shareholder class action and derivative suits discussed in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form
10-K),
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
Our liquidity is subject to various risks, including the risks identified in the section titled “Risk Factors” in Item 1A of Part I. While the extent to which we are able to validate and establish processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, if at all, in the future, and the future impacts of the anticipated implementation of a pending OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for Eargo) are difficult to assess or predict at this time, since the announcement of the DOJ investigation and our related decision to stop accepting insurance benefits as a method of direct payment, there has been and may continue to be a significant reduction in shipments, revenue and gross margin which could in the future negatively impact our liquidity and working capital, including by impacting our ability to access any additional capital.
Contractual obligations and commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2021:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$9,832	$1,327	$2,195	$2,703	$3,607
Debt, principal and interest (1)	17,016	3,950	13,066	—	—

Total	$26,848	$5,277	$15,261	$2,703	$3,607

(1)
We borrowed $15.0 million pursuant to a term loan under the 2018 Loan. Principal payments associated with the 2018 Loan are included in the above table. Interest expense is included in the above table based on obligations outstanding and rates effective as of December 31, 2021, including a final one-time
payment of $0.9 million in September 2024.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(98,456)	$(26,041)
Net cash used in investing activities	(7,587)	(5,079)
Net cash provided by financing activities	4,358	229,921

Net increase (decrease) in cash	$(101,685)	$198,801

Operating activities
In 2021, cash used in operating activities was $98.5 million, attributable to a net loss of $157.8 million, partially offset by non-cash
charges of $43.2 million and a net change in our net operating assets and liabilities of $16.1 million.
Non-cash
charges primarily consisted of $27.7 million in stock-based compensation that includes the amounts recorded upon the suspension of the ESPP in the fourth quarter of 2021, $9.6 million in bad debt expense, $4.2 million in depreciation and amortization expense, and $1.1 million in non-cash
operating lease expense. The change in our net operating assets and liabilities was primarily due to the $34.4 million settlement liability associated with the DOJ investigation, a $9.5 million increase in sales returns reserve, and a $3.1 million increase in accounts payable. These changes were partially offset by a $18.4 million increase in accounts receivable, a $7.4 million increase in prepaid expenses and other current and noncurrent assets and a $3.0 million increase in inventories.
The increase in our accounts receivable, net during the year ended December 31, 2021, was primarily due to the Primary Audit, during which certain claims with a service date after March 1, 2021 have not yet and may never be submitted by us for reimbursement. The increase in our sales returns reserve during the year ended December 31, 2021, was primarily due to our estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment. Of the $13.8 million sales returns reserve recorded as of December 31, 2021, $11.4 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve along with a corresponding reduction in the related accounts receivable at the time the product is returned.
In 2020, cash used in operating activities was $26.0 million, attributable to a net loss of $39.9 million and a net change in our net operating assets and liabilities of $1.9 million, partially offset by non-cash
charges of $15.7 million.
Non-cash
charges primarily consisted of $5.1 million in stock-based compensation, $2.5 million in depreciation and amortization, $2.4 million in bad debt expense related to our insurance payment channel, $1.6 million in loss on extinguishment of debt, $1.5 million in non-cash
interest expense and amortization of debt discount, $1.5 million from the change in fair value of financial instruments primarily due to the change in fair value of our warrant liability and $1.1 million in non-cash
operating lease expense. The change in our net operating assets and liabilities was primarily due to a $4.1 million increase in accounts receivable related to an increase sales volume and growth in customers with health insurance coverage, a $1.6 million increase in prepaid expenses and other current and noncurrent assets primarily related to an increase in prepaid insurance, and a $1.2 million decrease in lease liabilities. These changes were partially offset by a $3.9 million increase in accrued expenses primarily related to an increase in accrued compensation, a $0.6 million increase in sales returns reserve, a $0.2 million increase in other current and noncurrent liabilities and a $0.2 million increase in accounts payable.
Investing activities
In 2021, cash used in investing activities was $7.6 million, which consisted of $3.8 million in capitalized costs related to the development of internal use software, $2.9 million in cash paid for acquisition of a business, and $0.9 million related to the purchase of property and equipment.

In 2020, cash used in investing activities was $5.1 million, which consisted of $3.5 million in capitalized costs related to the development of internal use software and $1.6 million related to the purchase of property and equipment.
Financing activities
In 2021, cash provided by financing activities was $4.4 million. This was primarily attributable to $2.7 million from employee stock purchase plan purchases and $1.7 million from the exercise of stock options.
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
Critical accounting estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
10-K.
The preparation of these consolidated financial statements requires us to make estimates and assumptions regarding the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The estimates, assumptions and judgments described below involve a substantial level of estimation uncertainty and as a result have had or are reasonably likely to have a material impact on our consolidated financial statements, results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
Revenue recognition—sales returns reserve
Revenue is recorded net of expected returns, which are estimated based on analysis of various factors including historical returns, current economic trends, and changes in customer demand.
As of December 31, 2021 and 2020, we recorded a sales returns reserve of $13.8 million and $4.3 million, respectively, in the consolidated balance sheets. We recorded $37.7 million of estimated sales returns as a reduction in revenue during 2021 based on our estimated returns of products sold during the year, which includes $13.3 million recorded during the third quarter of 2021 primarily based on our estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment (as further described in “—DOJ investigation and settlement and claims audits”). See also the caption “Sales returns reserve” under Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The estimated sales returns recorded during the third quarter of 2021 included $5.1 million related to transactions that occurred during the first and second quarters of 2021. These estimates are inherently subject to estimation uncertainty because they assume the potential actions that a substantial number of our insurance pay customers may take as a result of the unavailability of insurance benefits as a direct payment method, which increases the probability of higher returns. If actual returns differ from our estimates or new factors arise indicating a rate of return that is different from our original estimate, an adjustment to revenue in a subsequent period will be recorded, which could have a material impact on our results of operations.

Accounts receivable—estimated credit losses
Accounts receivable is recorded net of an allowance for expected credit losses, which is based on our historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of our customers.
As of December 31, 2021 and 2020, we recorded an allowance for credit losses of $4.8 million and $1.9 million, respectively, in the consolidated balance sheets. We recorded $9.6 million in bad debt expense during the year ended December 31, 2021 primarily based on our estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers with an extended right of return whose claims are denied by insurance providers or are not submitted by us for payment may not pay for or return the hearing aid system. Of the $9.6 million recorded to bad debt expense during the year ended December 31, 2021, $5.8 million relates to submitted claims that have been denied or have not been paid and was written off during 2021. See the caption “Allowance for credit losses” under Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. As similarly described in “—sales returns reserve” above, estimates with respect to the actions of our customers, in this case relating to non-payment,
are subject to estimation uncertainty, particularly because any attempt to predict the behavior of individual customers can be affected by a variety of external factors. If actual credit losses differ from our estimates or new factors arise indicating credit losses that are different from our original estimate, it could have a material impact on our future operating expenses and results of operations.
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
See also our significant legal proceedings as discussed in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form
10-K.
Stock-based compensation—valuation of equity awards
The valuation model used for calculating the estimated fair value of stock options and purchase rights granted under the employee stock purchase plan is the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the stock-based awards are expected to be outstanding), the expected volatility of our common stock, the related risk-free interest rate and the expected dividend. We have elected to recognize forfeitures of stock options as they occur.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•	Fair value of common stock . For grants prior to our IPO in October 2020, the fair value of our common stock underlying share-based awards was estimated on each grant date by our board of directors. In

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

•
Expected term
. The expected term represents the period that share-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting
and the contractual life of the share-based awards.

•
Expected volatility
. Since we had been privately held and did not have any trading history for our common stock and subsequent to our IPO have limited trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

•	Risk-free interest rate . The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

•	Expected dividend . We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
Recent accounting pronouncements
See Note 2 to our consolidated financial statements appearing under Part II, Item 8 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
Our cash and cash equivalents as of December 31, 2021 consists of $110.5 million in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
As of December 31, 2021 we had $15.0 million in variable rate debt outstanding. The 2018 Loan matures in September 2024 and has interest-only payments until July 2022. The 2018 Loan accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 1.00% with a floor of 0.00% (4.25% as of December 31, 2021). A hypothetical increase or decrease of 100 basis points in the aforementioned prime rate would not have a material impact on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Eargo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eargo, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1
3
, 2022, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses, negative cash flows and current lack of financial resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of Business and other matters – Insurance matters related to revenue recognition, sales returns reserve, and allowance for credit losses – Refer to Notes 1, 2, and 4 to the financial statements
Critical Audit Matter Description
The Company determined that customer transactions for product shipments with potential insurance coverage under certain insurance plans did not meet the criteria for revenue recognition under Accounting Standard Codification Topic 606,
Revenue from Contracts with Customers
(“ASC 606”) after September 21, 2021. The Company recorded a sales returns reserve as a result of an offer to customers with potential insurance coverage the option to return their hearing aids. The Company recorded an allowance for credit losses related to all outstanding insurance claims receivable as of December 31, 2021, as a result of the uncertainty pertaining to insurance claims reimbursement.
We identified management’s accounting evaluation and conclusions around revenue recognition, sales returns reserve, and allowance for credit losses associated with product shipments with potential insurance coverage as a critical audit matter due to the significant judgments required by management to appropriately account for these transactions. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals in our firm having expertise in revenue recognition and receivables when performing audit procedures to evaluate the accounting conclusions and amounts recorded.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting evaluation and conclusions around revenue recognition, sales returns reserve, and allowance for credit losses related to product shipments with potential insurance coverage included the following, among others:

•
With the assistance of professionals in our firm having expertise in revenue recognition and receivables, we evaluated the Company’s accounting considerations and conclusions to account for product shipments with potential insurance coverage during the current period through consideration of possible alternatives under accounting principles generally accepted in the United States of America.

•	We tested the methodology and assumptions used by management to calculate its sales returns reserve and allowance for credit losses related to product shipments with potential insurance coverage by:

•	Testing the mathematical accuracy of management’s calculations and the completeness and accuracy of the underlying source information.

•
Evaluating the estimated sales returns rate for customers with unpaid claims used in management’s calculation of the sales returns reserve by performing a retrospective review of historical returns and by evaluating the appropriateness of the internal and external factors used by management to determine the sales returns rate.

•	Reviewing recent return activity including after the most recent balance sheet date.

•	We developed an independent expectation of the sales returns reserve and compared it to the recorded balance.

•	We developed an independent expectation of the allowance for credit losses for unpaid insurance claims recorded in accounts receivable and compared it to the recorded balance.
/s/ Deloitte & Touche LLP
San Jose, California
May
1
3
, 2022
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Eargo, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Eargo, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated May
13
, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
Sufficiency of qualified supervisory accounting resources
There is a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which the Company lacked the technical expertise to identify, analyze and appropriately record those transactions.
Sufficiency of qualified healthcare industry compliance and risk management resources
There is a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of the Company’s operations.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
San Jose, California
May
1
3
, 2022

Eargo, Inc.
Consolidated Balance Sheets
(
In thousands, except share and per share amounts
)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$110,500	$212,185
Accounts receivable, net	12,547	3,793
Inventories	5,712	2,739
Prepaid expenses and other current assets	10,873	3,740

Total current assets	139,632	222,457
Operating lease right-of-use assets	7,165	1,079
Property and equipment, net	9,551	8,034
Intangible assets, net	1,681	—
Goodwill	873	—
Other assets	1,209	1,062

Total assets	$160,111	$232,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,053	$6,020
Accrued expenses	9,235	9,583
Sales returns reserve	13,827	4,326
Settlement liability	34,372	—
Long-term debt, current portion	3,333	—
Other current liabilities	1,813	2,448
Deferred revenue, current portion	—	311
Lease liability, current portion	750	1,030

Total current liabilities	72,383	23,718
Lease liability, noncurrent portion	6,640	166
Long-term debt, noncurrent portion	11,924	14,837

Total liabilities	90,947	38,721

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of December 31, 2021 and 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock; $0.0001 par value; 110,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 39,307,093 and 38,246,601 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	425,972	392,965
Accumulated deficit	(356,812)	(199,058)

Total stockholders’ equity	69,164	193,911

Total liabilities and stockholders’ equity	$160,111	$232,632

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(
In thousands, except share and per share amounts
)

	Year ended December 31,
	2021	2020	2019
Revenue, net	$32,122	$69,154	$32,790
Cost of revenue	27,956	21,873	15,790

Gross profit	4,166	47,281	17,000
Operating expenses:
Research and development	25,232	12,045	12,841
Sales and marketing	85,759	49,525	35,725
General and administrative	49,882	20,582	12,470

Total operating expenses	160,873	82,152	61,036

Loss from operations	(156,707)	(34,871)	(44,036)
Other income (expense), net:
Interest income	21	37	627
Interest expense	(1,068)	(1,920)	(711)
Other income (expense), net	—	(1,474)	(366)
Loss on extinguishment of debt	—	(1,627)	—

Total other income (expense), net	(1,047)	(4,984)	(450)

Loss before income taxes	(157,754)	(39,855)	(44,486)
Income tax provision	—	—	—

Net loss and comprehensive loss	$(157,754)	$(39,855)	$(44,486)

Net loss attributable to common stockholders, basic and diluted	$(157,754)	$(30,015)	$(44,486)

Net loss per share attributable to common stockholders, basic and diluted	$(4.06)	$(3.80)	$(173.47)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,899,457	7,890,375	256,452

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(
In thousands, except share amounts
)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2018	11,761,159	$152,015	231,831	$—	$1,718	$(114,717)	$(112,999)
Issuance of Series D convertible preferred stock, net of issuance costs of $0	64,653	865	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,339	—	1,339
Exercise of stock options	—	—	34,112	—	43	—	43
Net loss and comprehensive loss	—	—	—	—	—	(44,486)	(44,486)

Balance December 31, 2019	11,825,812	152,880	265,943	—	3,100	(159,203)	(156,103)
Issuance of Series E convertible preferred stock, net of issuance costs of $4,056	10,513,921	67,267	—	—	—	—	—
Issuance of Series E convertible preferred stock, upon extinguishment of convertible notes	1,889,548	12,818	—	—	—	—	—
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	—	(9,840)	—	—	9,840	—	9,840
Conversion of convertible preferred stock to common stock upon initial public offering	(24,229,281)	(223,125)	28,196,388	3	223,122	—	223,125
Conversion of convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	1,931	—	1,931
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs of $14,031	—	—	9,029,629	1	148,501	—	148,502
Exercise of common stock warrants	—	—	107,790	—	—	—	—
Stock-based compensation	—	—	—	—	5,292	—	5,292
Exercise of stock options	—	—	646,851	—	1,179	—	1,179
Net loss and comprehensive loss	—	—	—	—	—	(39,855)	(39,855)

Balance December 31, 2020	—	—	38,246,601	4	392,965	(199,058)	193,911

Stock-based compensation	—	—	—	—	28,609	—	28,609
Exercise of stock options and release of restricted stock units	—	—	885,749	—	1,724	—	1,724
Issuance of common stock in connection with employee stock purchase plan	—	—	174,743	—	2,674	—	2,674
Net loss and comprehensive loss	—	—	—	—	—	(157,754)	(157,754)

Balance December 31, 2021	—	$—	39,307,093	$4	$425,972	$(356,812)	$69,164

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.
Consolidated Statements of Cash Flows
(
In thousands
)

	Year ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(157,754)	$(39,855)	$(44,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,202	2,525	1,528
Stock-based compensation	27,731	5,089	1,339
Non-cash interest expense and amortization of debt discount	420	1,513	297
Non-cash operating lease expense	1,063	1,128	—
Bad debt expense	9,615	2,352	313
Loss on disposal of property and equipment	155	—	24
Loss on extinguishment of debt	—	1,627	—
Change in fair value of financial instruments	—	1,471	274
Changes in operating assets and liabilities:
Accounts receivable	(18,369)	(4,094)	(1,399)
Inventories	(2,973)	141	(720)
Prepaid expenses and other current and noncurrent assets	(7,383)	(1,636)	(641)
Accounts payable	3,130	187	163
Accrued expenses	(368)	3,900	2,692
Sales returns reserve	9,501	567	1,046
Settlement liability	34,372	—	—
Other current and noncurrent liabilities	(946)	240	462
Operating lease liabilities	(852)	(1,196)	—

Net cash used in operating activities	(98,456)	(26,041)	(39,108)

Investing activities:
Purchases of property and equipment	(882)	(1,624)	(2,167)
Capitalized software development costs	(3,842)	(3,455)	(1,692)
Cash paid for acquisition of business	(2,863)	—	—

Net cash used in investing activities	(7,587)	(5,079)	(3,859)

Financing activities:
Proceeds from stock options exercised	1,724	1,179	43
Proceeds from employee stock purchase plan purchases	2,674	—	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	151,156	—
Payments of other offering costs related to the initial public offering	(40)	(2,614)	(758)
Proceeds from convertible preferred stock issuance, net of issuance costs	—	67,867	865
Proceeds from issuance of convertible notes, net of issuance costs	—	10,053	—
Proceeds from debt financing	—	15,000	5,000
Debt repayments	—	(12,720)	—
Proceeds from PPP loan	—	4,574	—
Repayment of PPP loan	—	(4,574)	—

Net cash provided by financing activities	4,358	229,921	5,150

Net increase (decrease) in cash and cash equivalents and restricted cash	(101,685)	198,801	(37,817)
Cash and cash equivalents and restricted cash at beginning of period	212,185	13,384	51,201

Cash and cash equivalents and restricted cash at end of period	$110,500	$212,185	$13,384

Supplemental disclosure of cash flow information:
Cash paid for taxes	$107	$63	$—

Cash paid for interest	$646	$398	$395

Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$7,046	$2,392	$—

Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$357	$393	$515

Stock-based compensation included in capitalized software costs	$878	$203	$—

Convertible preferred stock issuance costs included in accounts payable	$600	$600	$—

Common stock issued on conversion of convertible preferred stock upon initial public offering	$—	$223,125	$—

Conversion of convertible preferred stock warrants to common stock warrants and related reclassification of convertible preferred stock warrant liability to additional paid-in capital	$—	$1,931	$—

Offering costs in accounts payable and accrued liabilities	$—	$40	$424

Issuance of Series E convertible preferred stock upon extinguishment of convertible notes	$—	$12,818	$—

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of business and other matters
The Company is a medical device company dedicated to improving the quality of life of people with hearing loss. The Company’s innovative product and go-to-market
approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost.
DOJ investigation and settlement and claims audits
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
Total life-to-date payments the Company has received through December 31, 2021 from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44 million. As discussed further in Note 6, based on the settlement agreement with the U.S. government, the Company has recorded a settlement liability of $34.4 million as of December 31, 2021.
The settlement amount
was treated as

consideration payable to a customer and was recorded as a reduction of revenue in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.
The Company determined that customer transactions using insurance benefits as a method of direct payment occurring subsequent to learning of the DOJ investigation on September 21, 2021 did not meet the criteria for

Eargo, Inc.
Notes to Consolidated Financial Statements

revenue recognition under Accounting Standards Codification (“ASC”) 606. As such, the Company did not recognize revenue for shipments to customers with potential insurance benefits, substantially all of whom were covered under the FEHB program, subsequent to that date.
The Company estimates that a majority of customers with unsubmitted claims as of December 31, 2021 will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by the Company for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, the Company recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits. Of the $13.8 million sales returns reserve recorded as of December 31, 2021, $11.4 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.
Further, the Company also estimates that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by the Company for payment may not pay for or return the hearing aid system. The $9.6 million in bad debt expense recorded during the year ended December 31, 2021 is primarily based on this estimate. Of the $9.6 million recorded to bad debt expense during the year ended December 31, 2021, $5.8 million relates to submitted claims that have been denied or have not been paid and was written off during the year ended December 31, 2021.
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
Liquidity and going concern
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of December 31, 2021, the Company had cash and cash equivalents of
$110.5
million and an accumulated deficit of

$356.8 million.
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
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty.

Eargo, Inc.
Notes to Consolidated Financial Statements

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
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the sales returns reserve, the present value of lease liabilities, the fair value of equity securities, the fair value of financial instruments, the allowance for credit losses, the net realizable value of inventory, the fair value of assets acquired in a business combination, the useful lives of long-lived assets, accrued product warranty reserve, legal and other contingencies, certain other accruals and recoverability of the Company’s net deferred tax assets and the related valuation allowance. Management periodically evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.
Cash and cash equivalents
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the purchase date. Cash equivalents consist primarily of amounts invested in money market accounts.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of December 31, 2021, the Company has not experienced any losses on its deposit accounts and money market accounts. As of December 31, 2021, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.
Approximately 93% and 74% of the Company’s gross accounts receivable as of December 31, 2021 and 2020, respectively, were for customers with insurance benefits, substantially all of whom were covered under the

Eargo, Inc.
Notes to Consolidated Financial Statements

FEHB program. Furthermore, approximately 90% and 45%
of the Company’s gross accounts receivable as of December 31, 2021 and 2020, respectively, were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through the Company’s largest third-party payor, which conducted the Primary Audit. The increase in gross accounts receivable as of December 31, 2021 was primarily due to the Primary Audit, during which certain claims with a service date after March 1, 2021 have not yet and may never be submitted for reimbursement. We remain subject to a prepayment review of claims by the payor who conducted the Primary Audit.

Please see caption “DOJ investigation and settlement and claims audits” in Note
 1
for more information regarding the DOJ investigation and settlement and claims audits.
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
Accounts receivable, net
Accounts receivable represents amounts due from third-party institutions for credit card and debit card transactions and trade accounts receivable. Trade accounts receivable are primarily insurance claims receivable amounts due from customers, which includes third-party payors and end-users. The Company adopted Accounting Standards Codification (“ASC”) Topic 326,
Financial Instruments—Credit Losses
(“ASC 326”)

Eargo, Inc.
Notes to Consolidated Financial Statements

effective January 1,
2021
using the modified retrospective method. Prior to the adoption of ASC 326, accounts receivable was recorded at invoiced amounts, net of an allowance for doubtful accounts based on the Company’s assessment of the collectibility of accounts. Under ASC 326, accounts receivable is recorded net of an allowance for expected credit losses. The Company’s expected loss allowance for receivables is based on its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon an assessment of expected credit losses for receivables by aging category. Accounts receivable balances are written off when they are determined to be uncollectible.
Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in,
first-out
basis) or net realizable value. Inventory consists of purchased components for producing hearing aid products and accessories and finished goods. Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans or quality issues.
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

Eargo, Inc.
Notes to Consolidated Financial Statements

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
Leases
The Company adopted ASC Topic
842
,
Leases
(“ASC 842”) on January 1, 2020. Results for reporting periods beginning on or after January 1, 2020 are presented under ASC 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC Topic 840,
 Leases
. Under ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use
(“ROU”) assets and the current and noncurrent portions of the operating lease liability are included as operating lease liabilities in the Company’s consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.
Product warranty
The Company provides a
one-year
or
two-year
limited warranty on its hearing aid products and accrues for the estimated future costs of repair or replacement upon shipment of the original product based upon current and historical information for the cost to repair or replace the product. Product warranty reserve is recorded as a component of accrued expenses in the consolidated balance sheets and the related expense is recorded as a component of cost of revenue in the consolidated statements of operations and comprehensive loss.
Convertible preferred stock warrant liability
The Company accounts for its convertible preferred stock warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Convertible preferred stock warrants classified as liabilities are recorded on the consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value at each reporting period, with the changes in fair value recognized as other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company adjusted the liability for changes in the fair value of these warrants until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants were no longer considered liability

Eargo, Inc.
Notes to Consolidated Financial Statements

instruments. Upon the closing of the IPO in October
2020
, the convertible preferred stock warrants were converted into warrants to purchase common stock and the warrant liabilities were reclassified to additional paid-in capital.
Derivative liability
The Company’s convertible notes issued in 2020 (the “2020 Notes”) contain certain features that meet the definition of embedded derivatives requiring bifurcation from the 2020 Notes as a separate compound financial instrument. The derivative liability is initially measured at fair value on issuance and is subject to remeasurement at each reporting period with changes in fair value recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss. In July 2020, the derivative liability was settled upon the extinguishment of the 2020 Notes. Refer to Note 3 and Note 8 for further discussion.
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
Determine the transaction price and allocation to performance obligations
. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the
45-day
right of return that applies to all products and the extended right of return offered for certain shipments involving insurance payors prior to December 8, 2021 (at which time the Company ceased accepting insurance benefits as a

Eargo, Inc.
Notes to Consolidated Financial Statements

method of direct payment). Please see caption “DOJ investigation and settlement and claims audits” in Note 1 for more information regarding the extended right of return. To estimate product returns, the Company analyzes various factors, including historical return levels, current economic trends, and insurance coverage. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price. Consideration paid or payable to a customer that is not for a distinct good or service is accounted for as a reduction of the transaction price and recorded as a reduction in revenue in the period it becomes payable.
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
Recognize revenue when or as the Company satisfies a performance obligation
. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment, provided all other revenue recognition criteria have been met. Revenue for services (extended warranty) is recognized over time on a ratable basis over the warranty period. The Company does not have material contract liabilities related to unsatisfied performance obligations as of December 31, 2021 and 2020.
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
Cost of revenue
Cost of revenue consists of expenses relating to the cost of finished goods, freight, personnel costs, consumables, product warranty costs, transaction fees including processing fees paid to third-party financing vendors, transaction fees, reserves for excess and obsolete inventory, depreciation and amortization, and related overhead.
Research and development
Research and development expenses consist of personnel costs, travel expenses, tools, prototype materials and product certification and are charged to expense as incurred.
Sales and marketing
Sales and marketing expenses consist of personnel costs, travel expenses, consulting fees, public relations costs, direct marketing, advertising and promotional expenses and allocated facility overhead costs. The Company recorded advertising costs, which are expensed as incurred, of $41.9 million, $23.6 million and $18.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Stock-based compensation
The Company accounts for stock-based awards at fair value. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the Company’s common stock on the grant date. The fair value of stock options and purchase rights under an employee stock purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the underlying common stock is the closing price of the

Eargo, Inc.
Notes to Consolidated Financial Statements

Company’s common stock for grants subsequent to the Company’s IPO. The expected volatility is derived from the historical stock volatilities of comparable peer public companies within the Company’s industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the awards due to limited trading history of the Company’s common stock. The expected term for employee option grants is determined using the simplified method due to a lack of sufficient data points. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.
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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period,

Eargo, Inc.
Notes to Consolidated Financial Statements

without consideration for potential dilutive securities. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. Potentially dilutive securities are not assumed to have been issued if their effect is anti-
dilutive
.
Emerging growth company status
The Company ceased to be an emerging growth company (“EGC”) on December 31, 2021 because the aggregate worldwide market value of the voting and non-voting
common equity held by
non-affiliates
as of June 30, 2021, the most recently completed second fiscal quarter, was greater than $700 million. The Company is no longer able to use the exemptions from certain reporting requirements available to EGCs.
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Since the Company ceased to be an emerging growth company as of December 31, 2021, the Company adopted the standard during the fourth quarter of 2021 effective as of January 1, 2021, using the modified retrospective method. ASC 326 provides new guidance related to the measurement of expected credit losses on the Company’s allowance for bad debt for accounts receivable, which is estimated upon assessment of various factors including historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of the Company’s customers. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recent accounting pronouncements not yet adopted
In December 2019, the FASB issued ASU
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
that requires companies to account for cash conversion features and beneficial conversion features in equity, separately from the host convertible debt or preferred stock. This new standard is effective for the Company beginning January 1, 2022. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Note 3. Fair value measurements
There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of December 31, 2021 or December 31, 2020.

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
Upon the closing of the IPO in October 2020, the convertible preferred stock warrants were converted into warrants to purchase common stock and the warrant liabilities were reclassified to additional paid-in capital.
The following table provides a summary of the change in the estimated fair value of the Company’s convertible preferred stock warrant liability:

Total (in thousands)
Balance—December 31, 2019	396
Fair value of convertible preferred stock warrants issued in connection with debt financing	270
Change in fair value of warrant liability	1,265
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	(1,931)

Balance—December 31, 2020	$—

The fair value of the convertible preferred stock warrants, which were converted to common stock warrants upon the closing of the IPO in October 2020, was determined using the following assumptions:

Valuation assumptions:	December 31, 2020
Expected volatility	67%-71%
Expected term	2.17-9.9 years
Risk-free interest rate	0.15%-0.75%
Dividend yield	—
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

Eargo, Inc.
Notes to Consolidated Financial Statements

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability:

Total (in thousands)
Balance—December 31, 2019	$—
Initial fair value of derivative liability	2,879
Change in fair value of derivative liability	206
Extinguishment of derivative liability	(3,085)

Balance—December 31, 2020	$—

In July 2020, the embedded derivative liability was settled upon the extinguishment of the 2020 Notes. Refer to Note 8 for further discussion.
Note 4. Balance sheet components
Inventories
Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	December 31,
	2021	2020
	(in thousands)
Raw materials	$1,905	$853
Finished goods	3,807	1,886

Total inventories	$5,712	$2,739

Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
	(in thousands)
Advanced payroll deposits	$3,889	$—
Prepaid insurance fees	2,945	1,931
Prepaid marketing costs	1,948	245
Prepaid software subscription	1,468	995
Other	623	569

Total prepaid expenses and other current assets	$10,873	$3,740

Eargo, Inc.
Notes to Consolidated Financial Statements

Property and equipment, net
Property and equipment, net, consists of the following:

	December 31,
	2021	2020
	(in thousands)
Capitalized software	$11,569	$6,744
Tools and lab equipment	4,712	4,426
Furniture and fixtures	906	906
Leasehold improvements	861	757
Computer and equipment	401	288

	18,449	13,121
Less accumulated depreciation and amortization	(8,898)	(5,087)

Total property and equipment, net	$9,551	$8,034

Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 amounted to $4.2 million, $2.5 million and $1.5 million, respectively, which includes amortization of capitalized software costs of $2.1 million, $0.8 million and $0.3 million, respectively.
Accrued expenses
Accrued expenses consist of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$4,845	$5,861
Accrued warranty reserve	4,014	2,390
Refunds due to customers	376	581
Accrued vendor costs	—	751

Total accrued expenses	$9,235	$9,583

Sales returns reserve
The sales returns reserve consists of the following activity:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Sales returns reserve, beginning balance	$4,326	$3,759	$2,713
Reduction of revenue	37,674	22,676	17,739
Utilization of sales returns reserve	(28,172)	(22,109)	(16,693)

Sales returns reserve, ending balance	$13,828	$4,326	$3,759

The $37.7 million of estimated sales returns recorded as a reduction in revenue during the year ended December 31, 2021 includes $13.3 million recorded during the third quarter of 2021 primarily based on the Company’s estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by the Company for payment.

Eargo, Inc.
Notes to Consolidated Financial Statements

Of the $13.8 million sales returns reserve recorded as of December 31, 2021, $11.4 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.
Allowance for credit losses
The allowance for credit losses consists of the following activity:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Allowance for credit losses, beginning balance	$1,868	$225	$—
Charged to expense	9,615	2,352	225
Accounts written off, net of recoveries	(6,645)	(709)	—

Allowance for credit losses, ending balance	$4,838	$1,868	$225

The $9.6
million in bad debt expense recorded during the year ended December 31, 2021 is primarily based on the Company’s estimate that a significant number of customers with an extended right of return and whose claims are denied by insurance providers or not submitted by the Company for payment may not pay for or return the hearing aid system. Of the
 $9.6 million recorded to bad debt expense during the year ended December 31, 2021, $5.8 million relates to submitted claims that have been denied or have not been paid and was written off during the year ended December 31, 2021.
Accrued warranty reserve
The accrued warranty reserve consists of the following activity:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Accrued warranty reserve, beginning balance	$2,390	$450	$53
Charged to cost of revenue	3,229	3,178	1,589
Utilization of accrued warranty reserve	(1,605)	(1,238)	(1,192)

Accrued warranty reserve, ending balance	$4,014	$2,390	$450

Note 5. Acquisitions
In June 2021, the Company completed the purchase of certain
web-based
hearing screening technology assets (“Clementine”) for $2.9 million in cash, all of which has been paid as of December 31, 2021. This purchase was accounted for as a business combination. Clementine offers remote audiology solutions and self-administered hearing screen technology to consumers across digital and in-person
settings with an online tool. The Company believes that integrating this technology with the Company’s telecare infrastructure has the potential to further advance its core mission of making it easier for consumers to assess their hearing, consult with hearing professionals, and purchase Eargo hearing devices more conveniently.

Eargo, Inc.
Notes to Consolidated Financial Statements

The table below presents the purchase price allocation:

(in thousands)
Goodwill	$873
Intangible assets	1,990

Total fair value of consideration	$2,863

The intangible assets acquired in the Clementine acquisition are comprised primarily of developed technologies and have a weighted-average amortization period of 3.6 years as of the date of the acquisition.
Note 6. Commitments and contingencies
Operating leases
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
The Company recorded a ROU asset of
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
As of December 31, 2021, the Company recorded an aggregate ROU asset of $7.2 million and an aggregate lease liability of $7.4 million in the accompanying consolidated balance sheet. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 7.7%. The weighted-average remaining lease term is 7.1 years.
For the years ended December 31, 2021 and 2020, the Company incurred $1.5 million and $1.3 million of operating lease costs. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $1.2 million, respectively.

Eargo, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2021, undiscounted future minimum lease payments due under the non-cancelable
operating leases are as follows:

Operating leases
(in thousands)
2022	$1,327
2023	1,114
2024	1,081
2025	1,331
2026	1,372
Thereafter	3,607

Total minimum future lease payments	9,832
Present value adjustment for minimum lease commitments	(2,442)

Total lease liability	$7,390

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

Eargo, Inc.
Notes to Consolidated Financial Statements

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
On April 29, 2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation, including allegations that the Company violated the False Claims Act by knowingly submitting or causing the submission of false claims for payment under the FEHB program during the period from February 1, 2021 through September 22, 2021. The settlement agreement provided for the payment by the Company of approximately $34.4 million to the U.S. government and resolved allegations that the Company submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes.
The Company recorded a
$34.4
million settlement liability in the consolidated balance sheets as of
December 31, 2021 in connection with the settlement. The settlement amount was treated as consideration payable to a customer and was recorded as a reduction in revenue in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.
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
 & Company, L.L.C.
, No.
21-cv-08747
(N.D. Cal. Nov. 10, 2021). On October 6, 2021, putative shareholder Joseph Fazio filed a purported securities class action against the Company and certain of its officers (the “Fazio action”). Plaintiff alleges that certain of the Company’s disclosures about its business, operations, and prospects, including reimbursements from third-party payors, violated federal securities laws. Fazio voluntarily dismissed his complaint on December 6, 2021. On November 4, 2021, putative shareholder Alden Chung filed a substantially similar purported class action lawsuit (the “Chung action”). On November 10, 2021, putative shareholder IBEW Local 353 Pension Plan filed a similar purported class action, and also asserted claims under the federal securities laws against current and former members of the Company’s Board of Directors (the “Board of Directors”) and the underwriters of the Company’s October 15, 2020 initial public offering of common stock (the “IBEW action”). These class actions, which seek damages and other relief, were filed in the U.S. District Court for the Northern District of California. The Fazio and Chung actions were brought purportedly on behalf of a class of investors who purchased or otherwise acquired Eargo securities between February 25, 2021 and September 22, 2021. The IBEW Local 353 action was brought purportedly on behalf of a class of investors who purchased or otherwise acquired: (i) Eargo shares in or traceable to the Company’s October 15, 2020 initial public offering of common stock; and/or (ii) shares of Eargo common stock between October 15, 2020 and September 22, 2021. On January 5, 2022, the court consolidated the foregoing class actions (as consolidated, the “Securities Class Action”) under the caption
In re Eargo, Inc. Securities Litigation
, No.
21-cv-08597-CRB,
and appointed IBEW Local 353 Pension Plan and Xiaobin Cai as Lead Plaintiffs and Bernstein Litowitz Berger & Grossmann LLP and Block & Leviton LLP as Lead Counsel. Lead Plaintiffs have not yet filed a consolidated amended complaint.

Eargo, Inc.
Notes to Consolidated Financial Statements

The Company intends to vigorously defend the Securities Class Action and cannot reasonably estimate any loss or range of loss that may arise from the litigation. Accordingly, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
Derivative Action.
Wolfson v. Christian Gormsen, Joshua Makower, Douglas J. Hughes, Nina Louise Richardson, Katie J. Bayne, Peter Tuxen Bisgaard, A. Brooke Seawell, David Wu, and Eargo, Inc.
,
No. 21-cv-09342
(N.D. Cal. Dec. 3, 2021). On December 3, 2021, putative shareholder Barbara Wolfson filed a derivative complaint purportedly on Eargo’s behalf against members of the Board of Directors and the Company as nominal defendant (the “Derivative Action”). Plaintiff asserts, among other things, that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures, and compliance with laws, rules, and regulations governing the business. Plaintiff purports to assert derivative claims on the Company’s behalf for alleged violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breach of fiduciary duty, waste of corporate assets, and aiding and abetting. On March 1, 2022, the court entered the parties’ stipulation staying the Derivative Action until the anticipated motion to dismiss in the Securities Class Action is decided.
The defendants intend to vigorously defend the Derivative Action and cannot reasonably estimate any loss or range of loss that may arise from the litigation. Accordingly, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
Note 7. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Total
(in thousands)
Balance December 31, 2020	$—
Addition due to business acquisition	873

Balance December 31, 2021	$873

There was no impairment of goodwill during the year ended December 31, 2021.
Intangible assets, net
Intangible assets, net consist of the following as of December 31, 2021:

	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$212	$1,488
Other	290	97	193

Total intangible assets, net	$1,990	$309	$1,681

Amortization expense was $0.3 million for the year ended December 31, 2021. The Company did not record any impairments of intangible assets during the year ended December 31, 2021.

Eargo, Inc.
Notes to Consolidated Financial Statements

The following table summarizes estimated future amortization expense of finite-lived intangible assets, net as of December 31, 2021:

Amount
(in thousands)
2022	$618
2023	425
2024	425
2025	213

Total	$1,681

Note 8. Debt obligations
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
The term loan under the Third Amendment matures in September 2024 with interest-only monthly payments until January 2022, which was extended to July 2022 upon the completion of the Company’s IPO in October

Eargo, Inc.
Notes to Consolidated Financial Statements

2020. The term loan accrues interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.0% (4.25% as of December 31, 2021) and includes a final payment fee equal to 6.25% of the original aggregate principal amount. In connection with the execution of the Third Amendment, the Company issued Silicon Valley Bank a warrant to purchase 53,487 shares of Series E convertible preferred stock. The amendment was accounted for as a modification.
Borrowings under the Third Amendment are collateralized by substantially all the assets of the Company, excluding intellectual property (but including rights to payment and proceeds thereof). The Third Amendment contains customary affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but do not include any financial covenants. The Company was in compliance with all of the covenants as of December 31, 2021.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized interest expense related to the term loans of $1.1 million, $1.0 million and $0.7 million, respectively, which is inclusive of amortization of debt discount. The effective interest rate was 7.12% as of December 31, 2021.
The balance of the term loans is as follows:

	December 31,
	2021	2020
	(in thousands)
Principal value of long-term debt	$15,000	$15,000
Net of debt discount and accretion of final payment	257	(163)

Long-term debt, current and noncurrent	15,257	14,837
Less: Long-term debt, current portion	(3,333)	—

Long-term debt, noncurrent portion	$11,924	$14,837
Future minimum payments of principal and estimated payments of interest on the Company’s outstanding variable rate borrowings as of December 31, 2021 are as follows:

Total
(in thousands)
2022	$3,950
2023	7,038
2024	6,028

Total future payments	17,016
Less amounts representing interest	(1,078)
Less final payment	(938)

Total principal amount of term loan payments	$15,000
Paycheck Protection Program loan
On May 3, 2020, the Company executed a promissory note with MidFirst Bank, which provided for an unsecured loan in an aggregate principal amount of $4.6 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020 (the “PPP Loan”).

Eargo, Inc.
Notes to Consolidated Financial Statements

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
Note 9. Convertible preferred stock
In July and August 2020, the Company issued an aggregate of 10,513,921 shares of Series E convertible preferred stock at a purchase price of $6.7836 per share in exchange for net proceeds of approximately $67.3 million.
Contemporaneous with the initial closing of the Series E convertible preferred stock financing, the 2020 Notes (see Note 8) were redeemed whereby all of the outstanding principal and accrued interest amounting to $10.3 million was converted into 1,889,548 shares of Series E convertible preferred stock.
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

Eargo, Inc.
Notes to Consolidated Financial Statements

This amendment of the liquidation right was determined to be significant using the qualitative approach. As such, the Company accounted for the amendment as an extinguishment of the outstanding Series C and Series
C-1
convertible preferred stock and recorded a gain on extinguishment of $9.8 million on the date of the filing of the charter. The gain on the extinguishment of Series C and Series
C-1
convertible preferred stock was calculated by taking the difference between the net carrying value of $59.7 million of Series C and Series
C-1
convertible preferred stock immediately prior to the amendment of the liquidation right and the fair value of $49.9 million of the new of Series C and Series
C-1
convertible preferred stock that for accounting purposes was deemed to be issued in connection with the amended and restated certificate of incorporation filed in connection with the Series E convertible preferred stock financing. The gain on extinguishment was recorded as a deemed contribution in equity and was recorded as a decrease to the net loss attributable to common stockholders for the year ended December 31, 2020 and as an increase to additional paid-in capital.
In October 2020, immediately prior to the completion of the IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into 28,196,388 shares of common stock at the applicable conversion ratio then in effect.
Note 10. Stock-based compensation
Total stock-based compensation is as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$738	$60	$16
Research and development	6,939	822	232
Sales and marketing	11,213	1,629	188
General and administrative	8,841	2,578	903

Total stock-based compensation	$27,731	$5,089	$1,339

Stock-based compensation costs capitalized as part of capitalized software costs was $0.9 million and $0.2 million during the years ended December 31, 2021 and 2020. No such costs were capitalized during the years ended December 31, 2019.
Equity incentive plans
In November 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Board had the authority to issue stock options to employees, directors and consultants.
In October 2020, the Company’s board of directors and stockholders adopted and approved the 2020 Incentive Award Plan, (the “2020 Plan”) and 2020 Employee Stock Purchase Plan (the “ESPP”). The Company’s 2010 Plan was terminated in connection with the IPO and no further grants will be made under the 2010 Plan from the date that the 2020 Plan became effective.
As of December 31, 2021, 5,106,223 shares of common stock are issuable upon the exercise of outstanding awards under the 2010 Plan. As of December 31, 2021, the Company had reserved 6,991,055 shares of common stock for issuance under the 2020 Plan, of which 6,244,669 are available for issuance in connection with grants of future awards.

Eargo, Inc.
Notes to Consolidated Financial Statements

As a result of the uncertainty created by the DOJ investigation and the claims audits, the Company suspended its practice of granting equity awards to new hires, except for new restricted stock unit grants that the Company has the option to settle in cash at the time of vesting, suspended its ESPP and deferred the settlement of outstanding RSUs, each effective as of November 9, 2021.
The Board of Directors also determined to suspend the
non-employee
director compensation program with respect to the option awards that would otherwise have been awarded to non-employee
directors automatically on the date of the Company’s annual meeting of stockholders held on November 9, 2021. All equity awards that are currently outstanding continue to vest in accordance with their existing vesting schedules.
Stock options
Stock option activity for the year ended December 31, 2021 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2020	6,468,844	$2.78	8.77	$271,944
Grants	323,105	46.97
Exercises	(859,200)	2.01
Cancelled/forfeited	(525,934)	9.68

Balance December 31, 2021	5,406,815	$4.87	7.88	$12,860

Vested and exercisable at December 31, 2021	2,377,275	$3.21	7.18	$6,585
The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 were $24.72, $3.22 and $2.85 per share, respectively.
The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $32.4 million and $5.0 million, respectively, and was immaterial during the year ended December 31, 2019.
As of December 31, 2021, total unrecognized stock-based compensation related to outstanding unvested stock options was $13.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.
The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year ended December 31,
Valuation assumptions:	2021	2020	2019
Expected volatility	53%-57%	60%-71%	58%-60%
Expected term	5.8-6.7 years	5.1-7.0 years	5.0-10.0 years
Risk-free interest rate	0.62%- 1.11%	0.23%- 1.20%	1.46%-2.51%
Dividend yield	—	—	—

Eargo, Inc.
Notes to Consolidated Financial Statements

Restricted stock units
Restricted stock units (“RSUs”) granted under the 2020 Plan are share awards that generally entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. However, the Company has deferred the settlement of outstanding RSUs effective November 9, 2021. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the release of the vesting restrictions.
RSU activity for the year ended December 31, 2021 is set forth below:

	Number of shares	Weighted average grant date fair value per share
Unvested as of December 31, 2020	8,270	$50.70
RSUs granted	509,860	43.40
RSUs vested	(43,859)	52.34
RSUs forfeited	(125,820)	41.36

Unvested as of December 31, 2021	348,451	$43.19

As of December 31, 2021, there were 17,310 RSUs outstanding that had vested but not settled, which were subsequently settled for $0.1 million in cash in March 2022. As of December 31, 2021, there was $13.9 million of total unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of 3.4 years.
Performance-based restricted stock units
In June 2021, the Company granted 80,000 RSUs with performance-based vesting conditions primarily related to sales targets that must be met by December 31, 2022 for the awards to vest. The vesting conditions were deemed probable as of December 31, 2021. The grant date fair value of the awards was $3.0 million. None of these awards have vested or were forfeited as of December 31, 2021.
Employee stock purchase plan
As of December 31, 2021, the Company reserved 1,109,239 shares of common stock for issuance under the ESPP, of which 934,496 are available for future issuance. The ESPP provides for consecutive, overlapping
24-month
offering periods, which are generally divided into four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year, with exception of the first offering period which commenced on October 16, 2020, the first trading day after the effective date of the Company’s registration statement. Contributions under the ESPP are generally limited to a maximum of 15% of an employee’s eligible compensation.
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
Subsequent to the suspension of the ESPP on November 9, 2021, all outstanding participant contribution amounts of $2.2 million were refunded to participants during the fourth quarter of 2021 and all future purchases under the

Eargo, Inc.
Notes to Consolidated Financial Statements

current offering periods were cancelled. The Company accounted for the suspension of the ESPP as a cancellation of the ESPP and recognized $9.0 million of stock-based compensation in the fourth quarter of 2021 primarily as a result of the suspension.
The Company recorded an aggregate of $17.4 million of stock-based compensation related to the ESPP for the year ended December 31, 2021, which includes the amounts recorded upon the suspension of the ESPP. The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions for the offering period that started in May 2021:

Valuation assumptions:	Year ended December 31, 2021
Expected volatility	44%-57%
Expected term	0.5-2.0 years
Risk-free interest rate	0.04%-0.16%
Dividend yield	—
Note 11. Income taxes
The Company has not recorded an income tax provision for the years ended December 31, 2021, 2020 and 2019 due to its history of operating losses. All loss before income taxes was generated in the United States for the years ended December 31, 2021, 2020 and 2019.
Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Income tax provision at statutory rate	$(33,128)	$(8,370)	$(9,342)
State income taxes, net of federal benefit	(3,104)	(826)	(2,350)
Change in valuation allowance	37,792	8,720	3,064
Stock-based compensation	(716)	(621)	190
Section 382 limitation on net operating loss and credit carryforwards	—	—	9,956
Research and development tax credits	(1,210)	(1,442)	(1,306)
Change in fair value of warrants	21	326	79
Derivative liability and extinguishment of debt	—	545	—
Return-to-provision adjustments	308	1,261	(413)
Other	37	407	122

Total current income tax provision	$—	$—	$—

Eargo, Inc.
Notes to Consolidated Financial Statements

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$62,322	$35,943	$29,684
Depreciation and amortization	—	—	—
Research and development credits	5,120	3,910	2,468
Accruals and reserves	13,597	2,986	1,667
Lease liability	1,690	—	—
Stock-based compensation	565	589	345

Total deferred tax assets	83,294	43,428	34,164
Valuation allowance	(80,226)	(42,435)	(33,714)

Deferred tax assets after valuation allowance	3,068	993	450
Deferred tax liabilities:
Depreciation and amortization	(1,429)	(993)	(450)
Right-of-use asset	(1,639)	—	—

Total deferred tax liabilities	(3,068)	(993)	(450)

Net deferred tax assets	$—	$—	$—

Due to the uncertainties surrounding the realization of deferred assets through future income, the Company has established a full valuation allowance against its deferred tax assets and, therefore, no benefit has been recognized for the net operating loss and other deferred tax assets. The valuation allowance increased by $37.8 million, $8.7 million and $3.1 million during the years ending December 31, 2021, 2020 and 2019.
As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $252.6 million, of which $32.6 million begin to expire in the year 2030 and $220.0 million will carry over indefinitely. The Company also has state net operating loss carryovers of approximately $112.6 million available to reduce future taxable income, if any. The state carryforwards begin to expire beginning in the year 2030.
As of December 31, 2021, the Company had research and development credits carryovers for federal income tax purposes of approximately $3.6 million which expire beginning in the year 2031. The Company also has state research and development credit carryforwards of approximately $3.8 million as of December 31, 2021, which do not expire.
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

Eargo, Inc.
Notes to Consolidated Financial Statements

Uncertain tax positions
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$1,676	$1,058	$576
Increases related to current year tax positions	518	618	482

Ending balance	$2,194	$1,676	$1,058

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
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of the income tax provision. No such expenses were incurred in the years ended December 31, 2021, 2020 and 2019. The Company has not made any accruals for payment of interest related to unrecognized tax benefits.
Note 12. Net loss per share attributable to common stockholders
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year ended December 31,
	2021	2020	2019
Convertible preferred stock	—	—	13,710,242
Common stock options issued and outstanding	5,406,815	6,468,844	3,474,052
Restricted stock units	428,451	8,270	—
Shares issuable pursuant to ESPP	—	17,865	—
Convertible preferred stock warrants	—	—	73,913

Total	5,835,266	6,494,979	17,258,207

Eargo, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year ended December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(157,754)	$(39,855)	$(44,486)
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	—	9,840	—

Net loss attributable to common stockholders, basic and diluted	$(157,754)	$(30,015)	$(44,486)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,899,457	7,890,375	256,452

Net loss per share attributable to common stockholders, basic and diluted	$(4.06)	$(3.80)	$(173.47)

Note 13. Subsequent events
Settlement of DOJ investigation
On April 29, 2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation related to the Company’s role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. As of December 31, 2021, the Company recorded a

$34.4
million settlement liability in connection with the settlement. On May 2, 2022, the Company paid the settlement amount.

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
As of December 31, 2021, our management, with the participation and supervision of our principal executive officer, our principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, principal financial, and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Based on this evaluation, our principal executive officer, our principal financial officer and our principal accounting officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting and entity level controls described below, our disclosure controls and procedures were not effective as of December 31, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Newly reported material weakness
In connection with the preparation of our financial statements for the financial reporting periods ended September 30, 2021 and December 31, 2021, we identified a material weakness in our entity level controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules
13a-15(f).
Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2021, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We identified the following material weaknesses related to 1) a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical experti se to identify, analyze and appropriately record those transactions, and 2) a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations. Based on that assessment, our management concluded that our internal control over financial reporting as of December 31, 2021 were ineffective due to the existence of material weaknesses.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their attestation report, which is included elsewhere herein.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth the name, age, and position of each of our executive officers and directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Executive Officers
Christian Gormsen	45	President, Chief Executive Officer and Director
William Brownie	55	Chief Operating Officer
Adam Laponis	45	Chief Financial Officer
Non-Employee Directors
Josh Makower, M.D. (2)(3)	58	Chair and Director
Katie Bayne (3)	55	Director
Peter Tuxen Bisgaard (2)(3)	48	Director
Doug Hughes (1)	60	Director
Nina Richardson (2)	63	Director
A. Brooke Seawell (1)	74	Director
David Wu (1)	53	Director

(1)	Member of our audit committee.
(2)	Member of our compensation committee.
(3)	Member of our nominating and corporate governance committee.
Executive officers
Christian Gormsen
has served as a member of our Board since November 2014 and as our President and Chief Executive Officer since June 2016. From June 2014 to June 2016, Mr. Gormsen served as Commercial Director, EMEA, of ISS A/S, a global facility services company. Prior to that, he spent a decade at GN Group, a global leader in intelligent audio solutions including hearing aids, in roles of increasing responsibility until he became the Senior Vice President of Operations, Europe and Strategic Accounts. Mr. Gormsen started his career in investment banking before transitioning to McKinsey & Company, a management consulting firm. Mr. Gormsen received a B.S. in economics and his M.S. in economics and business administration from the Copenhagen Business School.
We believe that Mr. Gormsen is qualified to serve on our Board due to the valuable expertise and perspective he brings in his capacity as our President and Chief Executive Officer and because of his extensive experience and knowledge of our industry.
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
Care, a group company of Sonova AG, a provider of hearing care products. Prior to that, from August 2001 to December 2011, Mr. Brownie served as Chief Financial Officer and then President and Chief Executive Officer of HearingPlanet Inc., which was purchased by Sonova AG. Mr. Brownie received a B.S. in business administration from San Diego State University-California State University.
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
Non-employee
directors
Josh Makower, M.D.
has served as the
non-executive
Chair of our Board since December 2018 and as a member of our Board since November 2015. Since May 2015, Dr. Makower was a General Partner at New Enterprise Associates, a venture capital firm; as of August 2021, Dr. Makower is a Special Partner. In addition to his role at New Enterprise Associates, Dr. Makower serves as a Professor of Medicine at Stanford University Medical School and is
Co-Founder
of Stanford University’s Biodesign Innovation Program. Dr. Makower is also the Founder and Executive Chairman of ExploraMed, a medical device incubator. He received a B.S. in mechanical engineering from Massachusetts Institute of Technology, his M.D. from New York University School of Medicine and his M.B.A. from Columbia University.
We believe that Dr. Makower is qualified to serve on our Board due to the valuable expertise and perspective he brings with his medical and financial backgrounds and his extensive investment experience in the technology and healthcare industries.
Katie J. Bayne
has served as a member of our Board since June 2021. Since February 2019, Ms. Bayne has served as a Senior Advisor with Guggenheim Securities, LLC, the investment banking and capital markets division of Guggenheim Partners. Since March 2018, Ms. Bayne has also served as founder and President of Bayne Advisors, a strategic and advisory firm. Prior to serving in her current roles, from 1989 to 2018, Ms. Bayne served in numerous roles at The Coca-Cola Company focused on general management, strategy, retail and consumer marketing in the United States, Australia and globally, including President, North America Brands and Chief Marketing Officer, North America. Ms. Bayne previously served as a member of the board of directors for Ascena Retail Group, Inc., Ann Inc. and Beazer Homes USA. Ms. Bayne currently serves as a member of the board of directors of the following publicly traded companies: Acreage Holdings, Inc. and The Honest Company, Inc. Ms. Bayne is also a member of the board of trustees of the Fuqua School of Business at Duke University and is on the executive board of the Cox School of Business at Southern Methodist University. Ms. Bayne holds a B.A. in Psychology from Duke University and an M.B.A. from Duke University’s Fuqua School of Business.
We believe that Ms. Bayne is qualified to serve on our Board due to her strong background in consumer strategy, retail and consumer marketing and brand management.
Peter Tuxen Bisgaard
has served as a member of our Board since October 2017. Since September 2017, Mr. Bisgaard has been Managing Director of Nan Fung Life Sciences, a global life sciences investment platform, and a Managing Partner at Pivotal Bioventure Partners LLC, a healthcare venture capital fund. Prior to this, he was a Senior Partner at Novo Ventures, a healthcare-focused venture investment firm, from 2009 to September 2017. Prior to Novo Ventures he was with McKinsey and Co. He has previously served on the board of directors of the following publicly held companies: Ra Pharmaceuticals, Inc., a clinical stage biopharmaceutical company; Nevro Corp, a commercial stage medical device company; HTG Molecular Diagnostics, Inc., a commercial stage
RNA-platform
based life sciences tools company; Otonomy, Inc., a biopharmaceutical company developing therapeutics for treating hearing disorders; and Alder Biopharmaceuticals, Inc., a late stage drug development company focusing on migraine therapeutics. In addition, Mr. Bisgaard is serving, and has served, on numerous boards of privately held biotechnology and medical technology companies. Mr. Bisgaard received an M.Sc. in engineering from Technical University of Denmark and a post graduate degree in mathematical modeling in economics by the European Consortium for Mathematics in the Industry.

We believe that Mr. Bisgaard is qualified to serve on our Board due to the valuable expertise and perspective he brings with his investment experience.
Doug Hughes
has served as a member of our Board since September 2020. Since October 2019, Mr. Hughes has served as Chief Financial Officer of Calyxo, Inc., a urology medical device company. From 2011 until April 2018, Mr. Hughes was Chief Financial Officer of NeoTract, Inc., a urology company. He served as Chief Financial Officer and Chief Operating Officer for Nellix, Inc., an endovascular graft company from 2010 until 2011. Before joining Nellix, Inc., Mr. Hughes served as Chief Financial Officer for Evalve Inc., a cardiovascular company, from 2009 until 2010. Prior to 2009, Mr. Hughes held a variety of senior finance management positions at Boston Scientific, Guidant Corporation and The Clorox Company. Mr. Hughes is currently a member of the board of directors of Immunovant, Inc., a publicly held biopharmaceutical company. Mr. Hughes received a B.S. in finance from San Francisco State University and his M.B.A. from University of Chicago.
We believe that Mr. Hughes is qualified to serve on our Board due to his experience in successfully leading high-growth companies.
Nina Richardson
has served as a member of our Board since September 2020. From May 2016 to April 2017, Ms. Richardson served as a consultant to the Company. From February 2013 through February 2015, Ms. Richardson served as the Chief Operating Officer at GoPro, a publicly held technology company. Previously, Ms. Richardson was an operations and management consultant for companies including Tesla, Solaria and TouchTunes Interactive Networks. Ms. Richardson also held executive positions at Flextronics, including Vice President and General Manager. Ms. Richardson’s early career included positions at Hughes Aircraft Ground Systems Group and Metcal. Ms. Richardson is currently a Managing Director of Three Rivers Energy, an energy services company she co-founded in 2004. Ms. Richardson serves on the board of directors of the following publicly held companies: Resideo Technologies, Inc., a global provider of comfort and security solutions, Silicon Laboratories Inc., a global technology company, and Cohu, Inc., a back-end
semiconductor equipment and services company. She previously served as a director to the following publicly held companies: Silicon Graphics International Corp., a computer systems company, Callidus Software, Inc., an enterprise software company, and Zayo Group Holdings, Inc, which became a private company in March 2020. Ms. Richardson received a B.S. in Industrial engineering from Purdue University and her Executive M.B.A. from Pepperdine University.
We believe that Ms. Richardson is qualified to serve on our Board due to her experience as an executive and member of the board of directors of companies that span multiple industries.
A. Brooke Seawell
has served as a member of our Board since September 2020. Since 2005, Mr. Seawell has been a Venture Partner at New Enterprise Associates. He was a Partner from 2000 to 2005 at Technology Crossover Ventures, a venture capital firm. From 1997 to 1998, he was Executive Vice President at NetDynamics, Inc., an application server software company, which was acquired by Sun Microsystems, Inc. From 1991 to 1997, he was Senior Vice President and Chief Financial Officer of Synopsys, Inc., an electronic design automation software company. Mr. Seawell serves on the boards of the following publicly held companies: NVIDIA Corporation, a visual computing company, where he serves on the audit committee, and Tenable Holdings, Inc., a cyber-security solutions company, where he serves on the audit committee. Mr. Seawell previously served on the board of directors of the following publicly held companies: Tableau Software, Inc., a business intelligence software company; Informatica Corp., a data integration software company; and Glu Mobile, Inc., a publisher of mobile games. Mr. Seawell previously served on the Stanford University Athletic Board and the Management Board of the Stanford Graduate School of Business. Mr. Seawell received a B.A. degree in economics and his M.B.A. in Finance from Stanford University.
We believe that Mr. Seawell is qualified to serve on our Board due to his investment experience and executive leadership and board roles.
David Wu
has served as a member of our Board since July 2014. Since 2012, Mr. Wu has been a Partner at Maveron LLC, a venture capital firm, where his primary focus is emerging consumer Internet companies.

Mr. Wu leads Maveron’s investments in Illumix, inkbox, Booster, Wave, PlutoXR and Eargo, and serves on each company’s board of directors. Mr. Wu received a B.S. electrical engineering and a B.A. in quantitative economics from Stanford University.
We believe that Mr. Wu is qualified to serve on our Board due to the valuable expertise and perspective he brings with his experience investing in consumer-facing companies.
Board composition
Classified board of directors
Our Board is divided into three classes. Each class consists, as nearly equal as possible, of one-third
of the total number of directors, and each class has a staggered, three-year term. As a result, approximately one-third
of the board of directors will be elected each year at the annual general meeting of stockholders, with the successors to directors whose terms then expire elected to serve from the time of election and qualification until the third annual meeting following election. Unless the Board determines that vacancies (including vacancies created by increases in the number of directors) shall be filled by the stockholders, and except as otherwise provided by law, vacancies on the Board may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director’s successor is elected and qualified.
The Board currently consists of eight directors, divided into the three following classes:

•	Class I directors: Christian Gormsen, Doug Hughes and David Wu, whose current terms will expire at the annual meeting of stockholders to be held in 2024;

•	Class II directors: Nina Richardson and A. Brooke Seawell, whose current terms will expire at the annual meeting of stockholders to held be in 2022; and

•	Class III directors: Josh Makower, M.D., Katie Bayne and Peter Tuxen Bisgaard, whose current terms will expire at the annual meeting of stockholders to be held in 2023.
The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.
Leadership structure of the Board
Our Amended and Restated Bylaws and Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chair of the Board and Chief Executive Officer and to implement a lead director in accordance with its determination regarding which structure would be in the best interests of our company. Currently, our Chief Executive Officer and Chair positions are separate. Our Board has separated the roles of Chief Executive Officer and Chair on the basis that such separation promotes independent and effective oversight of management, particularly on key issues such as long-term strategic planning and risk management. Furthermore, this separation provides for focused engagement between these two roles in their respective areas of responsibility, while still providing for collaborative participation.
Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.
Role of board in risk oversight process
Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day
business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular Board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.
Our Board administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. While our Board is responsible for monitoring and assessing strategic risk exposure, our Audit Committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also approves or disapproves any related person transactions. Our Nominating and Corporate Governance Committee monitors the effectiveness of our Corporate Governance Guidelines. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.
Board committees
Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of these committees operates under a written charter that satisfies the applicable rules and regulations of the SEC and Listing Rules, and that has been approved by our Board. These written charters are available in the Investor Relations section of our website at https://ir.eargo.com/. Website addresses are provided as inactive textual references only. The information provided on or accessible through any website referenced in this Annual Report on Form
10-K
is not a part of, and is not incorporated by any reference into, this Annual Report on Form
10-K.
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
Our Audit Committee consists of Doug Hughes, A. Brooke Seawell and David Wu. Our Board has determined that all members are independent under the Listing Rules and
Rule 10A-3(b)(1)
of the Exchange Act. The chair of our Audit Committee is A. Brooke Seawell. Our Board has determined that each of Mr. Hughes, Mr. Seawell and Mr. Wu is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation
S-K.
Our Board has also determined that each member of our Audit Committee can read and understand fundamental financial statements, in accordance with the Listing Rules.
Compensation Committee
Our Compensation Committee oversees policies relating to compensation and benefits of our officers and employees. The Compensation Committee reviews and approves or recommends corporate goals and objectives relevant to compensation of our executive officers (other than our Chief Executive Officer), evaluates the performance of these officers in light of those goals and objectives, and approves the compensation of these officers based on such evaluations. The Compensation Committee also reviews and approves or makes recommendations to our Board regarding the issuance of stock options and other awards under our stock plans to our executive officers (other than our Chief Executive Officer). The Compensation Committee reviews the performance of our Chief Executive Officer and makes recommendations to our Board with respect to his compensation, and our Board retains the authority to make compensation decisions relative to our Chief Executive Officer. The Compensation Committee reviews and evaluates, on an annual basis, the Compensation Committee charter and the Compensation Committee’s performance. Our Compensation Committee consists of Peter Tuxen Bisgaard, Josh Makower and Nina Richardson. No member of the Compensation Committee is, or was in 2021, an executive officer of the Company, and our Board has determined that each of the members qualified as independent under the Listing Rules. The chair of our Compensation Committee is Josh Makower.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. With the goal of developing a diverse, independent and highly qualified Board, the Nominating and Corporate Governance Committee evaluates candidates in accordance with the qualification standards and selection criteria set forth in our Corporate Governance Guidelines. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected identified candidates, as appropriate. Candidates for the Board are generally selected based on desired skills and experience in the context of the existing composition of the Board and needs of the Board and its committees at that time, including the requirements of applicable SEC rules and the Listing Rules. When considering candidates for nomination, the Nominating and Corporate Governance Committee may take into consideration many factors, including, among other things, a candidate’s experience with corporate management, public company board membership, professional and academic experience, leadership skills, finance and accounting and/or executive compensation experience, and ability to devote adequate time and effort to responsibilities of the Board in the context of its existing composition. We believe it is important to have a diverse Board and, as such, our Corporate Governance Guidelines provides for the consideration of candidates’ background, gender, age and ethnicity. Our Nominating and Corporate Governance Committee considers these and other factors as it oversees Board and committee evaluations. After completing its review and evaluation of director candidates, our Nominating and Corporate Governance Committee recommends nominees to our full Board for election. The Nominating and Corporate Governance

Committee is also responsible for overseeing our corporate governance policies and making recommendations to our Board concerning governance matters, including assisting the Board in its assessment of the independence of our directors. Our Nominating and Corporate Governance committee consists of Katie Bayne, Peter Tuxen Bisgaard and Josh Makower. Our Board has determined that all members are independent under the Listing Rules. The chair of our Nominating and Corporate Governance Committee is Peter Tuxen Bisgaard.
Corporate Governance
Code of Business Conduct and Ethics
Our Board has adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and consultants. The statement contains general guidelines for conducting our business consistent with the highest standards of business ethics. The full text of our code of business conduct and ethics is available in the Investor Relations section of our website at https://ir.eargo.com/. The Nominating and Corporate Governance Committee of our Board is responsible for overseeing our code of business conduct and ethics and any waivers applicable to any director, executive officer or employee. We intend to disclose any future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and agents and representatives, on our website identified above.
Corporate Governance Guidelines
We believe in sound corporate governance practices and have adopted formal Corporate Governance Guidelines to enhance our effectiveness. Our Board adopted these Corporate Governance Guidelines in order to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors with those of our stockholders. The Corporate Governance Guidelines set forth the practices our Board follows with respect to Board and committee composition and selection, Board meetings, and succession planning. The Corporate Governance Guidelines include the Board’s standards used in nominating director candidates, which include candidates who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments. A copy of our Corporate Governance Guidelines is available in the Investor Relations section of our website at https://ir.eargo.com/.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of the filings of such reports with the SEC and written representations that no Form 5 was required to be filed, the Company believes that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2021, except as follows:

•	One Form 4 report was inadvertently filed late for one of our executive officers, William Brownie, with respect to one transaction.

•	One Form 4 report was inadvertently filed late for one of our executive officers, Adam Laponis, with respect to one transaction.

Item 11. Executive Compensation.
Introduction
This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation program for our named executive officers (“NEOs”) for our fiscal year ended December 31, 2021 and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. In 2021, all of our executive officers were NEOs, as set forth below:

•	Christian Gormsen, our President and Chief Executive Officer;

•	William Brownie, our Chief Operating Officer; and

•	Adam Laponis, our Chief Financial Officer.
The Compensation Committee approves, or recommends to the full Board, the compensation of each NEO (other than our Chief Executive Officer, whose compensation is approved by the full Board). Compensation is reviewed annually, and, in setting executive base salaries and bonuses and granting equity incentive awards, our Compensation Committee and Board, as applicable, considered compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results in the best interests of our stockholders and long-term commitment to our Company. The Compensation Committee reviews the performance of our Chief Executive Officer and makes recommendations to our Board with respect to his compensation, and our Board retains the authority to make compensation decisions relative to our Chief Executive Officer. Additionally, our Board has delegated to the Compensation Committee the authority and responsibility for overseeing the general administration of our compensation policies, and administering the compensation plans and programs for the Company.
General Compensation Philosophy and Objectives
We are a medical device company dedicated to improving the quality of life of people with hearing loss. Our innovative product and go-to-market
approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility, and cost. At Eargo, we believe in putting the consumer first: our approach to our products, their delivery, and personalized customer support process are all designed with the consumer in mind. We seek empathetic, smart, hard-working and mission-oriented individuals to accomplish these goals. Our compensation philosophy supports this goal by attracting the best people to join Eargo and incentivizing them to innovate, create, and drive long-term results.
The following objectives were considered in setting the compensation components for our NEOs:

•
Attraction and Retention:
we seek to recruit and retain the most talented people in a competitive market. This consists of employees and executives responsible not only for growth and innovation but also for ensuring proper corporate governance while carrying out the goals and plans of the Company;

•
Paying for Performance:
we seek to reward success when both our Company and the individual succeed. By making a significant portion of our compensation program include variable incentive compensation linked to the achievement of corporate goals such as financial, operational, and stock price performance, we help to ensure that compensation earned by our NEOs reflects our performance; and

•
Stockholder Alignment:
we seek to align employee and stockholder interests to share in long-term success. By providing a balance of short-term and long-term incentive opportunities in the form of equity that vests over a multi-year period, we help to promote an ownership culture among our NEOs.

Compensation Setting Process
Compensation Committee’s Role
The Compensation Committee has overall responsibility for determining or recommending to the full Board the compensation of our senior officers (including our NEOs), except in the case of our Chief Executive Officer. The Compensation Committee reviews the performance of our Chief Executive Officer and makes recommendations to our Board with respect to his compensation, and our Board retains the authority to make compensation decisions relative to our Chief Executive Officer.
Compensation Consultant’s Role
The Compensation Committee has the authority to engage the services of outside consultants. For fiscal year 2021, the Compensation Committee retained Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), formerly known as Radford, a national compensation consulting firm, as its independent compensation consultant. Services provided by the independent compensation consultant during this period included:

•	Reviewing the compensation and stock performance of peer companies and recommending changes to our peer group, as necessary;

•	Reviewing executive and senior officer compensation based on an analysis of market-based compensation data; and

•	Assisting our Compensation Committee in analyzing the effectiveness of our executive compensation program and recommending changes, as necessary.
To facilitate the delivery of these services to the Compensation Committee, Aon interfaces with our management, primarily with our Chief Financial Officer, Chief Legal Officer and Vice President of People Operations and Talent.
In April 2022, our Compensation Committee reviewed Aon’s independence under applicable SEC and Listing Rules. Our Compensation Committee concluded that Aon is independent within the meaning of such rules and that its engagement did not present any conflict of interest.
Management’s Role
Management makes recommendations to the Compensation Committee regarding our compensation programs and policies, and implements the programs and policies approved by the Compensation Committee. Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to compensation for our senior officers (including our NEOs), other than himself. The Compensation Committee considers our Chief Executive Officer’s recommendations when determining or recommending the compensation for our senior officers (including our NEOs), including the types of award and specific amounts. All such determinations by our Compensation Committee are discretionary.
No NEO participates directly in the final deliberations or determinations regarding his own compensation package or is present during such determinations.
The Compensation Committee meets regularly in executive session. Our Chief Executive Officer and any other members of management are not present during Compensation Committee deliberations or votes on their compensation. Our Chief Executive Officer also recuses himself from sessions of our Board where they act on his compensation.
Compensation Peer Group
In its review of our executive compensation program, our Compensation Committee analyzed market data for executive compensation periodically using the Radford Global Life Sciences Survey, information available from public filings, and input from our compensation consultants. The compensation peer group for 2021 was approved by the Compensation Committee in December 2020 based on criteria regarding similarity in market capitalization, annual revenues, industry, countries of operation, total number of employees and public company history. Our peer group for 2021 consisted of the following companies:

2021 Compensation Peer Group
AxoGen	Axonics Modulation Technologies
Glaukos	Health Catalyst
Inari Medical	Inspire Medical Systems
Intersect ENT	NanoString Technologies
Outset Medical	Phreesia
Pulmonx	ShockWave Medical
SI-BONE	Silk Road Medical
Tactile Systems Technology	VapoTherm
ViewRay
Our Compensation Committee uses the peer group as a general reference point from which to evaluate competitive pay practices and does not target a specific percentile for our executive compensation programs. When determining compensation for our executive officers, the Compensation Committee considers, among other factors, the executive’s individual performance, experience and level and scope of responsibilities, as well as overall company performance and economic conditions, as described in more detail below.
Compensation Risk Assessment
Management has conducted a risk assessment of our compensation plans and practices and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on the Company. The objective of the assessment was to identify any compensation plans or practices that may encourage employees to take unnecessary risk that could threaten the company. No such plans or practices were identified. The Compensation Committee of our Board has reviewed and agrees with management’s conclusion.
Elements of Executive Compensation
Our current executive compensation program generally consists of the following components:

•	base salary;

•	annual cash performance-based compensation;

•	equity-based incentive awards; and

•	other benefits as may be determined from time to time.
We combine these elements to formulate compensation packages that provide competitive pay, reward achievement of financial, operational, and strategic objectives, and align the interests of our executive officers with those of our stockholders. The overall use and weight of each compensation element is based on our Compensation Committee’s subjective determination of the importance of each element in meeting our overall objectives, including motivating executive officers with an owner’s mentality.
Base Salary
Base salaries for our NEOs are initially established through arm’s-length
negotiations at the time of the NEO’s hiring, taking into account such NEO’s qualifications, experience, the scope of his responsibilities and competitive market compensation paid by other companies for similar positions within the industry and geography. Base salaries are reviewed periodically, typically in connection with our Compensation Committee’s annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

In April 2020, our Compensation Committee reduced the base salaries of our executive officers by 20% as part of the Company’s response to economic challenges due to the
COVID-19
pandemic. Full salaries were reinstated effective January 2021, and in the first quarter of 2021, after its review of peer group information, the Compensation Committee increased the base salary of Messrs. Brownie and Laponis by 30% to better align the NEOs’ base salaries with similarly situated executives at our peer group of companies. The Compensation Committee and Board also adjusted Mr. Gormsen’s base salary by combining his prior base salary and housing allowance and increasing the sum by 10%, which better aligned Mr. Gormsen’s base salary with the base salaries of chief executive officers at our peer group of companies. In connection with Mr. Gormsen’s base salary increase, his housing allowance was discontinued. The table below sets forth the annual base salary for each of our NEOs after the first quarter increase.

Name	2021 base salary
Christian Gormsen	$550,000
William Brownie	390,000
Adam Laponis	390,000
Annual Performance-Based Compensation
Annual bonus opportunities are intended to motivate our executives to achieve short-term performance goals, which the Compensation Committee believes ultimately serves to advance our overall long-term strategic objectives and creation of stockholder value. In the first quarter of 2021, the Compensation Committee and the Board approved annual target bonus amounts for each of Mr. Gormsen, Mr. Brownie and Mr. Laponis at 80%, 60% and 50%, of their respective salary levels. These amounts represented increases of target bonus amounts as compared to the prior year (50% for Mr. Gormsen and 35% for each of Messrs. Brownie and Laponis in 2020) in order to bring levels closer to market median of the Company’s peer group following the Company’s IPO and in recognition of individual tenure, expertise and contributions.
Actual bonuses are paid to our executive officers based on achievement of pre-established
corporate performance goals approved by the Compensation Committee and Board at the beginning of the fiscal year. For 2021, the Compensation Committee and Board approved performance goals after considering a combination of factors, including alignment with the Company’s financial strategy and strategic innovation initiatives as well as investor expectations, including company guidance, and the NEO’s ability to impact outcomes. The performance goals for fiscal year 2021 were measured across four metrics: (i) total revenue; (ii) the percentage of total revenue generated by the Company’s sales and marketing efforts; (iii) operating income as a percentage of total revenue; and (iv) the initial launch of Eargo 6 by January 31, 2022. The following table sets forth details at to the weighting and performance goals for each of the performance metrics:

Performance Metric	Weighting	Threshold (50% payout)	Target (100% payout)	Maximum (150% payout)
Net Revenue (in millions)	25%	$85.0	$94.0	$103.5
Non-GAAP Sales and Marketing Expenses (as % of Net Revenue) (1)	25%	66%	63%	61%
Non-GAAP Operating Loss (as % of Net Revenue) (2)	25%	(37)%	(34)%	(31)%
Launch of Eargo 6	25%		Initial launch by January 31, 2022

(1)	Non-GAAP Sales and Marketing expense is determined as GAAP sales and marketing expense, less the impact of stock-based compensation for the relevant period.
(2)	Non-GAAP Operating Loss is determined as GAAP operating loss, less the impact of stock-based compensation for the relevant period.

For the financial performance goals, no payment was available for achievement below threshold levels, threshold performance would result in payment of 50% of target, and payments could reach a maximum of 150% of target for each goal in the event of achievement of maximum levels. If performance fell between the designated achievement levels, payouts would be calculated based on linear interpolation. There was no threshold or maximum achievement level applicable to the launch of Eargo 6. The Compensation Committee and Board have the ability, in their sole discretion, to accelerate or reduce payments under the annual bonus program.
In April 2022, our Board determined that none of the financial metrics had been met at the threshold level but that the launch of the Eargo 6 had occurred prior to the target date of January 31, 2022. Therefore, each NEO earned 25% of the NEO’s target annual bonus opportunity, which was $110,000, $58,500 and $48,750 for Mr. Gormsen, Mr. Brownie and Mr. Laponis, respectively.
Long-Term Incentive Compensation—Equity-based Incentive Awards
Long-term equity incentive grants are a meaningful retentive component of our compensation program. Our equity incentives are also intended to promote an ownership culture while aligning the long-term interests of our executive officers with those of our stockholders. For 2021, NEOs were granted equity awards with a mix of 50% stock options and 50% restricted stock units (RSUs) with respect to the total number of underlying shares.
The size of equity grants to our NEOs is not determined based on a specific formula, but rather through the exercise of the judgment of the Compensation Committee and Board after evaluation of various factors, including compensation provided to other executives with similar responsibilities in our peer group and within our Company, the current unvested equity held by such NEO, the perceived retentive value of the proposed awards, and for new hires, amounts forfeited when joining the Company. We also consider each NEO’s individual performance, including the results and contributions delivered during the year and how they align with our short-term and long-term goals, the executive’s leadership of his team, the cash compensation received by the NEO, and feedback received from the NEO’s peers and team.
Based on these considerations, the Compensation Committee and/or Board approved annual equity awards to each of our NEOs in the first quarter of 2021, as set forth below:

Name	Number of shares underlying stock options (#)	Number of RSUs (#)	Grant date fair value
Christian Gormsen	50,800	50,800	$4,891,697
William Brownie	16,500	16,500	$1,326,180
Adam Laponis	16,500	16,500	$1,325,469
Stock options are granted with an exercise price based on the closing price of the Company’s common stock on the date of grant (as quoted on the Nasdaq). The stock option and RSU grants vest generally over a four-year period, subject to continued service and accelerated vesting terms in the event of certain qualifying terminations of employment, including in connection with a change in control of the Company. The value of these awards that may be realized by our NEOs will vary depending on the price of our common stock and may differ from the amounts reported above and in the Summary Compensation Table below.
Other Benefits
Like other employees, our NEOs are eligible to participate in the benefit plans made generally available to our employees on the same terms and conditions as our employees, including comprehensive medical, dental and vision insurance, life and disability insurance, commuter benefit program and 401(k) plan. We have not made any matching contributions under our 401(k) plan. We generally do not provide our NEOs with additional retirement benefits, pensions, perquisites, or other personal benefits, except that Mr. Gormsen was previously provided an annual housing allowance of $150,000, which was provided to Mr. Gormsen pursuant to the terms of his offer letter as a result of arms’ length negotiations and was discontinued on February 28, 2021 in connection with Mr. Gormsen’s base salary increase for 2021. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive team more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits for executives will be subject to review and approval by the Compensation Committee or Board.
Severance and Change in Control Benefits
The employment agreements of our NEOs provide for certain severance payments and benefits in the event of a qualifying termination, including in connection with change in control of the Company. Pursuant to the terms of these agreements, in the event the NEO is terminated without Cause or resigns for Good Reason (each, as defined in the employment agreements), in each case, other than during the period that is on or 12 months following a change in control of the Company, the NEO will be eligible to receive: (i) a lump sum cash payment equal to 1x, in the case of our Chief Executive Officer, or 0.75x, in the case of our other NEOs, the sum of the executive’s annual base salary and target annual bonus; and (ii) payment or reimbursement of COBRA premiums for 12 months, in the case of our Chief Executive Officer, or nine months, in the case of our other NEOs.
In addition, in the event the NEO is terminated without Cause or resigns for Good Reason, in each case, during the
12-month
period commencing on a change in control of the Company, the NEO will be eligible to receive: (i) a lump sum cash payment equal to 2x, in the case of our Chief Executive Officer, or 1x, in the case of our other NEOs, the sum of the executive’s annual base salary and target annual bonus; (ii) payment or reimbursement of COBRA premiums for up to 24 months, in the case of our Chief Executive Officer, or up to 12 months, in the case of our other NEOs; and (iii) full accelerated vesting of all equity awards.
All severance payments and benefits under the employment agreements are subject to the NEO’s timely execution of a release of claims against us.
For quantification of the change in control and severance benefits described above, please see the section titled, “—Potential Payments Upon Termination or Change in Control.”
Tax and Accounting Considerations
Accounting Treatment and Tax Deductibility of Compensation Expense
We account for stock-based compensation in accordance with the authoritative guidance set forth in Accounting Standards Codification Topic 718, or ASC Topic 718, which requires companies to measure and recognize the compensation expense for all share-based awards made to employees and directors, including RSUs and stock options, over the period during which the award recipient is required to perform services in exchange for the award.
Section 162(m) of the Internal Revenue Code generally places a $1 million limit on the amount of compensation a publicly held company can deduct in any tax year on compensation paid to each “covered employee,” which includes our NEOs. While the Compensation Committee considers tax deductibility as one of many factors in determining executive compensation, the Compensation Committee will award or modify compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not tax deductible by the Company.
Hedging and Pledging Policy
Our Insider Trading Policy prohibits officers, directors, employees and designated consultants of the Company and its subsidiaries from purchasing our securities on margin, pledging the Company’s securities as collateral to secure loans, holding our securities in margin accounts, hedging or monetization transactions, including through the use of financial instruments such as
zero-cost
collars and forward sale contracts, trading in puts, calls or other derivative securities involving the Company’s equity securities, on an exchange or in any other organized market, or engaging in short selling of our securities.
Rule
10b5-1
Sales Plans
Our NEOs and members of our Board may adopt written plans, known as
Rule 10b5-1
plans, in which they will contract with a broker to buy or sell shares of our capital stock on a periodic basis. Under a Rule
10b5-1
plan, a broker executes trades under parameters established by the individual when entering into the plan, without further direction from them. The director or officer may amend a
Rule 10b5-1
plan in some circumstances and may terminate a plan at any time, so long as such termination was made in good faith.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form
10-K
with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
Respectfully Submitted,
The Compensation Committee of the Board of Directors
Josh Makower, M.D., Chair
Peter Tuxen Bisgaard
Nina Richardson
Summary Compensation Table
The following table provides information regarding the compensation awarded to, earned by, or paid to our NEOs for services rendered in all capacities during the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

Name and principal position	Year	Salary ($) (1)	Bonus ($)	Stock awards ($) (2)	Option awards ($) (2)	Non-equity incentive plan compensation ($) (3)	Total ($)
Christian Gormsen	2021	$538,301	$—	$3,201,416	$1,690,280	$110,000	$5,539,997
President and Chief Executive Officer	2020	452,279	61,982	—	3,149,564	147,911	3,811,736
	2019	502,170	—	—	1,022,911	—	1,525,081
William Brownie	2021	369,950	—	867,570	458,610	58,500	1,754,630
Chief Operating Officer	2020	257,500	52,800	—	891,393	88,200	1,289,893
	2019	300,000	—	—	230,826	—	530,826
Adam Laponis	2021	369,950	—	867,570	457,898	48,750	1,744,168
Chief Financial Officer	2020	257,500	52,800	—	998,198	88,200	1,396,698
	2019	161,539	—	—	490,510	—	652,049

(1)
The amount reported for Mr. Gormsen includes a housing allowance of $25,000 that does not require substantiation and is indistinguishable from base salary. The housing allowance was discontinued on February 28, 2021.

(2)
In accordance with SEC rules, these columns reflect the aggregate grant date fair value of the stock awards and stock options granted during fiscal year 2021, computed in accordance with ASC 718 for stock-based compensation transactions. These amounts do not reflect the actual economic value realized by our NEOs.

For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 2 and 10 to our audited consolidated financial statements included in this Annual Report on Form
10-K
for a discussion of these awards.
(3)	The amounts reported represent the annual bonus earned by each NEO based on the timely launch of the Eargo 6.
Grants of Plan-Based Awards
The following table provides information regarding grants of plan-based awards made to each of our NEOs during 2021:

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)
Christian Gormsen		55,000	440,000	605,000
	2/3/2021					50,800	63.02	1,690,280
	2/3/2021				50,800			3,201,416
William Brownie		29,250	234,000	321,750
	1/29/2021					16,500	52.58	458,610
	1/29/2021				16,500			867,570
Adam Laponis		24,375	195,000	268,125
	1/29/2021					16,500	52.58	457,898
	1/29/2021				16,500			867,570

(1)
Threshold amounts determined by assuming achievement of one performance goal at threshold. Maximum amounts determined by assuming achievement of each performance goal at maximum, other than the Eargo 6 performance goal, which was only payable at target.

(2)
Options and RSUs granted during 2021 vest in 16 quarterly installments commencing on February 15, 2021, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period commencing on a change in control.

(3)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock awards and option awards granted during fiscal year 2021, computed in accordance with ASC 718 for stock-based compensation transactions. These amounts do not reflect the actual economic value realized by our NEOs. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 2 and 10 to our audited consolidated financial statements included in this Annual Report on Form
10-K
for a discussion of these awards.

Outstanding equity awards at fiscal
year-end
The following table provides information regarding the outstanding equity awards held by our NEOs as of December 31, 2021.

Name and principal position	Grant date (1)	Vesting commencement date		Number of securities underlying unexercised options (#) (exercisable)	Number of securities underlying unexercised options (#) (unexercisable)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (2)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)
Christian Gormsen	4/22/2014			1,100	—	—	$1.29		4/22/2024
President	11/20/2014			11,000	—	—	1.29		11/20/2024
and Chief	9/1/2016			37,148	—	—	1.29		9/1/2026
Executive Officer	10/11/2016			37,148	—	—	1.29		10/11/2026
	7/12/2017	7/12/2017		—	—	18,574	1.29		7/11/2027
	11/29/2017	11/29/2017	(4)	437,907	—	—	1.29		11/28/2027
	11/3/2018	4/24/2019	(5)	43,333	—	—	1.41		11/2/2028
	4/24/2019	4/24/2019	(6)	229,737	—	—	2.55	(7)	4/23/2029
	4/24/2019	2/26/2020	(8)	59,167	—	—	2.55	(7)	4/23/2029
	8/3/2020	8/3/2020	(9)	147,548	295,090	—	2.55		8/2/2030
	8/20/2020	8/20/2020	(9)	168,408	336,816	—	2.55		8/19/2030
	2/3/2021	2/15/2021	(11)	9,525	41,275	—	63.02		2/2/2031
	2/3/2021	2/15/2021	(12)							41,275	210,503
William Brownie	9/1/2016			387	—	—	1.29		9/1/2026
Chief Operating	2/14/2017	2/14/2017	(4)	290	—	—	1.29		2/13/2027
Officer	7/12/2017			145	—	—	1.29		7/11/2027
	7/12/2017	7/12/2017		—	—	9,287	1.29		7/11/2027
	11/29/2017	11/29/2017	(6)	59,522	—	—	1.29		11/28/2027
	11/3/2018	4/24/2019	(5)	7,637	—	—	1.41		11/2/2028
	4/24/2019	4/24/2019	(6)	32,166	—	—	2.55	(7)	4/23/2029
	4/24/2019	2/26/2020	(8)	10,400	—	—	2.55	(7)	4/23/2029
	8/3/2020	8/3/2020	(9)	45,454	90,901	—	2.55		8/2/2030
	8/20/2020	8/20/2020	(9)	52,380	104,765	—	2.55		8/19/2030
	1/29/2021	2/15/2021	(11)	3,093	13,407	—	52.58		1/28/2031
	1/29/2021	2/15/2021	(12)							13,407	68,376
Adam Laponis	6/19/2019	7/3/2019	(10)	67,308	66,384	—	2.55	(7)	6/18/2029
Chief Financial	8/3/2020	8/3/2020	(9)	27,736	55,466	—	2.55		8/2/2030
Officer	8/20/2020	8/20/2020	(9)	43,743	87,480	—	2.55		8/19/2030
	1/29/2021	2/15/2021	(11)	3,093	13,407	—	52.58		1/28/2031
	1/29/2021	2/15/2021	(12)							13,407	68,376

(1)	The exercise price of each option granted prior to November 29, 2017 was repriced to $1.29 per share on November 29, 2017.
(2)
This option will vest in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period commencing on a change in control.

(3)	Market value calculated by multiplying $5.10, the closing trading price per share of our common stock as of December 31, 2021, by the number of unvested RSUs outstanding as of December 31, 2021.
(4)
This option includes an early exercise provision with respect to unvested shares, which are subject to repurchase by us at the original exercise price in the event of a termination of service. The option vests as to 25% of the total number of shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th of the total number of shares subject to the option on each monthly anniversary thereafter, in each case, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period commencing on a change in control.

(5)
This option includes an early exercise provision with respect to unvested shares, which are subject to repurchase by us at the original exercise price in the event of a termination of service. This option was set to vest and become exercisable based on the achievement of certain performance goals, subject to continued service through the date of achievement. On April 24, 2019, our Board approved the amendment of this option such that the option would not terminate as a result of the failure to achieve the performance conditions and was converted to a time-based vesting option that vests as to 1/48th of the total number of shares subject to the option on each monthly anniversary of the vesting commencement date, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period commencing on a change in control.

(6)
This option includes an early exercise provision with respect to unvested shares, which are subject to repurchase by us at the original exercise price in the event of a termination of service. The option vests as to 1/48th of the total number of shares subject to the option on each monthly anniversary of the vesting commencement date, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period commencing on a change in control.

(7)
The exercise price of each option with an exercise price greater than $2.55 per share was repriced to $2.55 per share on August 3, 2020. Prior to the repricing, the exercise price per share of these options was $4.728.

(8)
This option includes an early exercise provision with respect to unvested shares, which are subject to repurchase by us at the original exercise price in the event of a termination of service. This option vests and becomes exercisable following the determination of the achievement of certain performance goals, subject to continued service through the date of achievement and subsequent vesting. On February 26, 2020, the number of options was reduced, pursuant to its terms, based on the achievement of such goals, and the option vests as to 1/48th of the number of shares subject to the option on each monthly anniversary of this date. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period commencing on a change in control.

(9)
This option vests and becomes exercisable as to 1/48th of the total number of shares subject to the option on the one-month
anniversary of the vesting commencement date and as to 1/48th of the total number of shares subject to the option on each monthly anniversary thereafter, in each case, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period immediately following a change in control.

(10)
This option vests and becomes exercisable as to 25% of the total number of shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th of the total number of shares subject to the option on each monthly anniversary thereafter, in each case, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period commencing on a change in control.

(11)
This option vests and becomes exercisable as to 1/16
th
of the number of shares underlying the option on each quarterly anniversary of the vesting commencement date, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period commencing on a change in control.

(12)
These RSUs vest as to 1/16
th
of the number of RSUs on each quarterly anniversary of the vesting commencement date, subject to continued service. Vesting accelerates in full in the event the holder is terminated by us without cause or the holder resigns for good reason, in each case, within the
12-month
period commencing on a change in control.

Option Exercises and Stock Vested
The following table provides information for our NEOs on the number of shares of common stock acquired upon the exercise of options or the vesting of RSU awards, as applicable, in 2021 and the value realized, in each case before payment of any applicable withholding tax.

Name	Option awards		Stock awards (1)
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (2)
Christian Gormsen			9,525	209,773
Adam Laponis	10,000	358,800	3,093	68,119
William Brownie	24,196	434,656	3,093	68,119

(1)
Reflects RSUs that vested during 2021. Included in the table are an additional 3,175, 1,031, and 1,031 RSUs for each of Mr. Gormsen, Mr. Brownie, and Mr. Laponis, respectively, which vested in November 2021 when the underlying stock was valued at $21,876, $7,104 and $7,104, respectively, based on the closing trading price of our common stock on November 15, 2021, but were settled in cash in March 2022 for $12,732, $4,134, and $4,134, respectively.

(2)
The value realized upon vesting of these awards represents the aggregate dollar amount computed by multiplying the number of RSUs vesting by the closing price of the underlying shares on the applicable vesting dates.

Pension Benefits
We have not maintained, and do not currently maintain, a defined benefit pension plan providing for retirement benefits.
While we have not maintained, and do not currently maintain, a formal nonqualified deferred compensation plan, RSUs that vested in November 2021 were not settled until March 2022. The table below includes information on the RSUs held by our NEOs for which settlement was deferred.
Non-Qualified
Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at December 31, 2021 ($) (3)
Christian Gormsen	—	21,876	(5,683)	—	16,193
Adam Laponis	—	7,104	(1,846)	—	5,258
William Brownie	—	7,104	(1,846)	—	5,258

(1)
Amount is also captured in the “Value Realized on Vesting” reflected in the 2021 Option Exercises and Stock Vested table above. Represents the value of the shares of common stock underlying the RSUs that vested on November 15, 2021, multiplied by $6.89, the closing per share price of our common stock on the vesting date. The RSUs were settled in cash in March 2022.

(2)	Represents the change in value of shares of our common stock subject to the vested RSUs based on the change in the closing per share price from $6.89 on the vesting date to $5.10 on December 31, 2021.
(3)	Represents the aggregate value of the vested RSUs based on $5.10, the closing trading price per share of our common stock on December 31, 2021.

Potential Payments upon Termination or Change in Control
We have entered into employment agreements with each of our NEOs. Each of our NEOs may be entitled to certain severance and other benefits upon a termination of employment under their respective employment agreements, as described in further detail below. The description of the relevant terms of such employment agreements set forth below does not purport to be a complete description of all of the provisions of any such agreements and is qualified in its entirety by reference to the forms such agreements previously filed.
Pursuant to the terms of the employment agreements, in the event the NEO is terminated without Cause or resigns for Good Reason (each, as defined in the employment agreements), in each case, other than during the period that is on or 12 months following a change in control of the Company, the NEO will be eligible to receive: (i) a lump sum cash payment equal to 1x, in the case of our Chief Executive Officer, or 0.75x, in the case of our other NEOs, the sum of the executive’s annual base salary and target annual bonus; and (ii) payment or reimbursement of COBRA premiums for 12 months, in the case of our Chief Executive Officer, or nine months, in the case of our other NEOs.
In addition, in the event the NEO is terminated without Cause or resigns for Good Reason, in each case, during the
12-month
period commencing on a change in control of the Company, the NEO will be eligible to receive: (i) a lump sum cash payment equal to 2x, in the case of our Chief Executive Officer, or 1x, in the case of our other NEOs, the sum of the executive’s annual base salary and target annual bonus; (ii) payment or reimbursement of COBRA premiums for up to 24 months, in the case of our Chief Executive Officer, or up to 12 months, in the case of our other NEOs; and (iii) full accelerated vesting of all equity awards.
All severance payments and benefits under the employment agreements are subject to the NEO’s timely execution of a release of claims against us.
The following table sets forth the estimated payments that would be received by each NEO if a hypothetical termination of employment without Cause or following a resignation for Good Reason on December 31, 2021.

Name	Cash severance	COBRA (1)	RSU acceleration (2)	Stock option acceleration (3)	Total
Christian Gormsen
Covered Termination (Non-CIC)	990,000	26,000	—	—	1,016,000
Covered Termination (CIC)	1,980,000	52,000	226,695	5,382,016	7,640,711
William Brownie
Covered Termination (Non-CIC)	468,000	17,000	—	—	485,000
Covered Termination (CIC)	624,000	23,000	73,634	1,150,443	1,871,077
Adam Laponis
Covered Termination (Non-CIC)	438,750	—	—	—	438,750
Covered Termination (CIC)	585,000	—	73,634	887,698	1,546,332

(1)
Reflects the estimated
lump-sum
present value of all future COBRA premiums which will be paid on behalf of the NEO under the Company’s health and welfare benefit plans for the applicable continuation period specified in the NEO’s employment agreement.

(2)
The amounts reported reflect the amount determined by multiplying the number of unvested RSUs held by the NEO on December 31, 2021 by $5.10, the closing trading price per share of our common stock on December 31, 2021.

(3)
The amounts reported reflect the sum of the positive difference, if any, between $5.10, the closing trading price per share of our common stock on December 31, 2021, and the exercise price per share of each option, multiplied by the number of unvested shares underlying the option.

Director compensation
Director Compensation Program
Pursuant to the compensation policy for our
non-employee
directors (the “Director Compensation Program”), which became effective in October 2020 in connection with our IPO, our non-employee
directors receive cash compensation as follows:

•	Each non-employee director receives an annual cash retainer in the amount of $40,000 per year.

•	The non-executive Chairperson receives an additional annual cash retainer in the amount of $35,000 per year.

•
The chairperson of the Audit Committee receives additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the Audit Committee. Each non-chairperson
member of the Audit Committee receives additional annual cash compensation in the amount of $10,000 per year for such member’s service on the Audit Committee.

•
The chairperson of the Compensation Committee receives additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the Compensation Committee. Each non-chairperson
member of the Compensation Committee receives additional annual cash compensation in the amount of $7,500 per year for such member’s service on the Compensation Committee.

•
The chairperson of the Nominating and Corporate Governance Committee receives additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the Nominating and Corporate Governance Committee. Each
non-chairperson
member of the Nominating and Corporate Governance Committee receives additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.

Under the Director Compensation Program, each
non-employee
director automatically is granted (i) an option to purchase that number of shares of our common stock calculated by dividing (a) $200,000 by (b) the per share grant date fair value of the option, calculated based on the 30 trading day average closing price of our common stock as of the date of grant (or if the date of grant is not a trading day, the immediately preceding trading day) and using assumptions published in our most recent periodic report as of the date of grant, rounded down to the nearest whole share, upon the director’s initial appointment or election to our Board, referred to as the Initial Grant, and (ii) for each non-employee
director who has served for at least 6 months as of the date of each annual stockholder’s meeting, an option to purchase that number of shares of our common stock calculated by dividing (a) $120,000 by (b) the per share grant date fair value of the option, calculated based on the 30 trading day average closing price of our common stock as of the trading day immediately preceding the date of grant and using assumptions published in our most recent periodic report as of the date of grant, rounded down to the nearest whole share, automatically on the date of each annual stockholder’s meeting thereafter, referred to as the Annual Grant. The Initial Grants vest and become exercisable as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through each applicable vesting date. The Annual Grants vest and become exercisable as to 1/12th of the underlying shares on each monthly anniversary of the applicable date of grant, provided, that if our annual stockholder’s meeting immediately following the date of grant takes place prior to the first anniversary of the date of grant, the Annual Grants vest and become exercisable immediately prior to our annual stockholder’s meeting following the date of grant, subject to continued service through each applicable vesting date.
In the event of a change in control (as defined under the Director Compensation Program), each Initial Grant and Annual Grant, along with any other stock options or equity-based awards held by any non-employee
director, will vest and become exercisable, as applicable, immediately prior to such change in control.
As a result of the uncertainty created by the DOJ investigation and the claims audits (as further described in “Business—DOJ investigation and settlement and claims audits”), the Board determined to suspend the non-employee
director compensation program with respect to the option awards that would otherwise have been awarded to non-employee
directors automatically on the date of the Company’s annual meeting of stockholders held on November 9, 2021. Ms. Bayne received her Initial Grant in connection with her appointment to the Board in June 2021.
2021 Director Compensation Table
The following table sets forth information regarding the compensation earned for service as a non-employee
director on our Board during the year ended December 31, 2021. The compensation for Mr. Gormsen, as a named executive officer, is set forth above under “—Summary Compensation Table.”

Name (1)	Fees earned or paid in cash ($) (2)	Option awards ($) (3)	All other compensation ($)	Total ($)
Josh Makower, M.D.	$95,000	$—	$—	$95,000
Katie Bayne	25,125	196,023	—	221,148
Peter Tuxen Bisgaard	55,292	—	—	55,292
Doug Hughes	50,000	—	—	50,000
Geoff Pardo	31,882	—	—	31,882
Nina Richardson	47,500	—	—	47,500
A. Brooke Seawell	60,000	—	—	60,000
Juliet Tammenoms Bakker	25,396	—	—	25,396
David Wu	44,011	—	—	44,011

(1)	Juliet Tammenoms Bakker resigned from our Board in June 2021, and Geoff Pardo resigned from our Board in July 2021. Katie Bayne joined our Board in June 2021.
(2)
These amounts include fees earned in 2021 and paid in 2022 in accordance with our Director Compensation Program, described above. Amounts earned by Messrs. Bisgaard, Hughes, and Seawell, Ms. Bayne, and Ms. Richardson were paid to them directly. Amounts earned by Ms. Tammenoms Bakker were paid to Longitude Capital Management Co., LLC; amounts earned by Mr. Makower were paid to NEA Management Company LLC; amounts earned by Mr. Pardo were paid to Gilde (as defined below); and amounts earned by Mr. Wu were paid to Maveron LLC.

(3)
Amounts reported represent the aggregate grant date fair value of stock options granted to our non-employee
directors during 2021 under our 2020 Plan, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Notes 2 and 10 to our audited consolidated financial statements included in this Annual Report on Form
10-K.
As of December 31, 2021, our
non-employee
directors held the following outstanding options:

Name	Shares subject to outstanding options (#)
Josh Makower, M.D.	6,666
Katie Bayne	10,325
Peter Tuxen Bisgaard	6,666
Doug Hughes	29,500
Geoff Pardo	—
Nina Richardson	56,832
A. Brooke Seawell	29,500
Juliet Tammenoms Bakker	—
David Wu	6,666
None of our
non-employee
directors held unvested stock awards as of December 31, 2021.

Compensation Committee interlocks and insider participation
None of the members of our Compensation Committee is currently, or has been at any time, one of our executive officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or on our Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information on our equity compensation plans as of December 31, 2021. Information is included for equity compensation plans approved by our stockholders.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	5,835,266	$4.87	(4)	7,179,165	(5)
Equity compensation plans not approved by security holders

Total	5,835,266	$4.87		7,179,165

(1)	Consists of options outstanding and available for issuance under our 2010 Plan, 2020 Plan and the Employee Stock Purchase Plan (ESPP).
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

(4)	Excludes restricted stock units, which have no exercise price.
(5)	Includes 934,496 shares available for future issuance under the ESPP.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 21, 2022, information regarding beneficial ownership of our common stock:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
The percentage of ownership is based on 39,331,666 shares of common stock outstanding as of March 21, 2022. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security. In addition, any shares that the entity or individual has the right to acquire within 60 days of March 21, 2022 through the exercise of any stock options or through the vesting and settlement of RSUs payable in shares of common stock are included in the following table. These shares are deemed to be outstanding and beneficially owned by the person holding those options, RSUs or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table does not necessarily indicate beneficial ownership for any other purpose. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Unless otherwise noted below, the address for each beneficial owner listed in the table below is c/o Eargo, Inc., 2665 North First Street, Suite 300, San Jose, California 95134.

Name of beneficial owner	Number of outstanding shares beneficially owned	Number of shares exercisable within 60 days	Number of shares beneficially owned	Percentage of beneficial ownership
5% and greater stockholders:
Entities affiliated with New Enterprise Associates (1)	4,520,670	—	4,520,670	11.49%
Cooperatieve Gilde Healthcare V U.A. (2)	2,996,686	—	2,996,686	7.62%
Entities affiliated with Pivotal Alpha Limited (3)	2,886,724	—	2,886,724	7.34%
The Charles and Helen Schwab Living Trust U/A DTD 11/22/1985	2,062,684	—	2,062,684	5.24%
Named executive officers and directors:
Christian Gormsen (4)	87,887	1,198,089	1,285,976	3.17%
William Brownie (5)	180,020	225,419	405,439	1.02%
Adam Laponis (6)	47,578	186,778	234,356	*
Josh Makower, M.D. (7)	508	6,666	7,174	*
Katie Bayne (8)	—	2,581	2,581	*
Peter Tuxen Bisgaard (9)	2,928,694	6,666	2,935,360	7.46%
Doug Hughes (10)	35,709	16,391	52,100	*
Nina Richardson (11)	—	43,723	43,723	*
A. Brooke Seawell (12)	394	16,391	16,785	*
David Wu (13)	1,552,369	6,666	1,559,035	3.96%
All current directors and executive officers as a group (10 persons)	4,833,158	1,709,370	6,542,528	16.63%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)
Consists of (a) 4,520,019 shares of our common stock held by New Enterprise Associates 15, L.P. (“NEA 15”) (based on the most recently available Schedule 13D/A filed jointly with the SEC on June 3, 2021) and (b) 651 shares of our common stock held by NEA Ventures 2015, L.P. (“Ven 2015”). The shares held directly by NEA 15 are indirectly held by NEA Partners 15, L.P. (“NEA Partners 15”), which is the sole general partner of NEA 15, NEA 15 GP, LLC (“NEA 15 LLC”), which is the sole general partner of NEA Partners 15, and the individual managers of NEA 15 LLC (the “NEA Managers”). The NEA Managers are

Forest Baskett, Anthony A. Florence, Jr., Mohamad H. Makhzoumi, Scott D. Sandell and Peter W. Sonsini. The NEA Managers share voting and dispositive power with regard to the shares held by NEA 15. The shares directly held by Ven 2015 are indirectly held by Karen P. Welsh, the general partner of Ven 2015. Karen P. Welsh has voting and dispositive power with regard to the shares held by Ven 2015. All indirect owners of the above-referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest in such shares. The principal address for NEA 15 is c/o New Enterprise Associates, Inc., 1954 Greenspring Drive, Suite 600, Timonium, Maryland 21093.
(2)
Based on the Form 4 filed with the SEC on May 4, 2021 by Geoff Pardo. According to the Form 4, this amount consists of 2,996,686 shares of our common stock held directly by Coöperatieve Gilde Healthcare V U.A. (“Gilde”). Gilde is managed by Gilde Healthcare V Management B.V. (“Gilde Management”), which is owned and managed by Gilde Healthcare Holding B.V. (“Gilde Holding”). Each of Gilde Management and Gilde Holding may be deemed to share voting, investment and dispositive power with respect to the shares held by Gilde. Mr. Pardo was a member of our Board until his resignation in July 2021 and is a partner of Gilde and may be deemed to share voting and dispositive power over the shares held by Gilde. According to the most recently available Schedule 13D/A filed with the SEC on April 28, 2021, the managing partners of Gilde Holding are Edwin de Graaf, Marc Olivier Perret and Martemanshurk BV (of which Pieter van der Meer is the owner and manager). Each of these individuals disclaim beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest in such shares. The principal office of Gilde is located at Newtonlaan 91, 3584 BP Utrecht, the Netherlands.

(3)
Based on the most recently available Schedule 13D filed jointly with the SEC on October 29, 2020 by Nan Fung Group Holdings Limited (“NFGHL”), NF Investment Holdings Limited (“NFIHL”), Permwell Management Limited (“Permwell”), Grand Epoch Holdings Limited (“Grand Epoch”), Eternal Sky Holdings Limited (“Eternal Sky”), and Pivotal Alpha Limited (“Pivotal Alpha”). According to the Schedule 13D, this amount consists of 2,664,502 shares of our common stock held directly by Pivotal Alpha and 222,222 shares of our common stock held by Permwell. Pivotal Alpha is wholly owned by Eternal Sky, which is wholly owned by Grand Epoch. Grand Epoch and Permwell are both wholly owned by NFIHL, which is wholly owned by NFGHL. The members of the Executive Committee of NFGHL make investment decisions with respect to shares of our common stock held by Pivotal Alpha and Permwell. Mr. Kam Chung Leung, Mr. Frank Kai Shui Seto, Mr. Vincent Sai Sing Cheung, Mr. Pui Kuen Cheung, Mr. Kin Ho Kwok, Ms. Vanessa Tih Lin Cheung, Mr. Meng Gao and Mr. Chun Wai Nelson Tang are the members of the Executive Committee of NFGHL. Pivotal Alpha, Eternal Sky and Grand Epoch each disclaims beneficial ownership of all applicable shares beneficially owned by Permwell and Permwell disclaims beneficial ownership of all applicable shares beneficially owned by Pivotal Alpha, Eternal Sky and Grand Epoch. The principal business address of NFGHL, Permwell, Pivotal Alpha and the named members of the NFGHL executive committee is 23rd Floor, Nan Fung Tower, 88 Connaught Road Central and 173 Des Voeux Road Central, Central, Hong Kong. The registered office address of NFIHL, Grand Epoch and Eternal Sky is Vistra Corporate Services Centre, Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands.

(4)
Consists of (a) 87,887 shares of common stock held directly, (b) 3,175 restricted stock units that vested on February 15, 2022 but have not yet settled in stock, (c) 3,175 restricted stock units that are scheduled to vest within 60 days of March 21, 2022 and (d) 1,191,739 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 21, 2022.

(5)
Consists of (a) 180,020 shares of our common stock held directly, (b) 1,031 restricted stock units that vested on February 15, 2022 but have not yet settled in stock, (c) 1,031 restricted stock units that are scheduled to vest within 60 days of March 21, 2022 and (d) 223,357 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 21, 2022.

(6)
Consists of (a) 47,578 shares of our common stock held directly, (b) 1,031 restricted stock units that vested on February 15, 2022 but have not yet settled in stock, (c) 1,031 restricted stock units that are scheduled to vest within 60 days of March 21, 2022 and (d) 184,716 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 21, 2022.

(7)
Consists of (a) 508 shares of our common stock held by the Makower Family Trust and (b) 6,666 shares of common stock that may be acquired pursuant to the exercise of stock options held by Dr. Makower within 60 days of March 31, 2022. As of August 1, 2021, Dr. Makower is a Special Partner of NEA, which is affiliated with NEA 15 and Ven 2015. Dr. Makower has no voting or dispositive power with regard to any of the shares of our common stock held by NEA 15 and Ven 2015 as described in footnote (1) above and disclaims beneficial ownership of the above-referenced shares held by NEA 15 and Ven 2015, except to the extent of his actual pecuniary interest in such shares.
(8)	Consists of 2,581 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 21, 2022.
(9)
Consists of (a) 2,886,724 shares of common stock beneficially owned by Pivotal Alpha and Permwell, (b) 41,970 shares of common stock held directly and (c) 6,666 shares of common stock that may be acquired pursuant to the exercise of stock options held by Mr. Bisgaard within 60 days of March 21, 2022. Investment and voting decisions by Pivotal Alpha are made jointly by three or more individuals and therefore no individual is the beneficial owner of the shares held by Pivotal Alpha. Mr. Bisgaard is a Managing Partner of Pivotal Bioventure Partners LLC, which is affiliated with Pivotal Alpha and Permwell, and disclaims beneficial ownership of all applicable shares except to the extent of his actual pecuniary interest in such shares.

(10)	Consists of (a) 35,709 shares of common stock held directly and (b) 16,391 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 21, 2022.
(11)	Consists of 43,723 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 21, 2022.
(12)	Consists of (a) 394 shares of common stock held directly, and (b) 16,391 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 21, 2022.
(13)
Consists of (a) 1,552,369 shares of common stock beneficially owned by Maveron Equity Partners IV, L.P., Maveron Equity Partners V, L.P., Maveron IV Entrepreneurs Fund L.P., Maveron V Entrepreneurs Fund L.P., MEP Associates IV, L.P., and MEP Associates V, L.P., and (b) 6,666 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 21, 2022. The stock options are held in Mr. Wu’s name but are contractually assigned to Maveron LLC. Mr. Wu is a Partner at Maveron LLC, which is affiliated with Maveron Equity Partners IV, L.P., Maveron Equity Partners V, L.P., Maveron IV Entrepreneurs Fund L.P., Maveron V Entrepreneurs Fund L.P., MEP Associates IV, L.P., and MEP Associates V, L.P. and disclaims beneficial ownership of all applicable shares except to the extent of his actual pecuniary interest in such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Other than compensation arrangements, including employment arrangements, with our directors and executive officers, including those discussed in “Item 11. Executive Compensation” of this Annual Report on Form
10-K,
the following is a description of each transaction since January 1, 2021 in which:

•	we were a party or will be a party;

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.
Investors’ Rights Agreement
We entered into an amended and restated investors’ rights agreement with the purchasers of our convertible preferred stock, which was subsequently converted into common stock in connection with the IPO, and certain of our other stockholders, including certain of our directors and executive officers, holders of more than 5% of our capital stock and entities with which certain of our directors are affiliated. As of December 31, 2021, the holders of approximately 8.7 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

Indemnification agreements
We have entered into indemnification agreements with certain of our current directors, executive officers and certain other employees. Our amended and restated certificate of incorporation and our amended and restated bylaws will provide that we will indemnify our directors and officers to the fullest extent permitted by applicable law.
Policies and procedures for related-party transactions
Our Board has adopted a written related-person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of
Regulation S-K,
any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee considers all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. The amended and restated investors’ rights agreement was entered into prior to the adoption of this policy.
Independence of the Board of Directors
Our Board currently consists of eight members. Our Board has determined that all of our directors, other than Mr. Gormsen, qualify as “independent” directors in accordance with the Listing Rules. Mr. Gormsen is not considered independent by virtue of his position as our President and Chief Executive Officer. Under the Listing Rules, the definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by the Listing Rules, our Board has made a determination as to each independent director that no relationship exists that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Item 14.	Principal Accountant Fees and Services.
Aggregate fees for professional services rendered for us by Deloitte & Touche LLP for the years ended December 31, 2021 and 2020, were as follows, all of which were approved by the Audit Committee:

	2021	2020
	(in thousands)
Audit fees (1)	$1,988	$1,625
Audit-related fees (2)	—	—
Tax fees (3)	57	37
All other fees (4)	—	—

Total	$2,045	$1,662

(1)
Represents the aggregate fees billed for the audit of the Company’s consolidated financial statements, review of the condensed consolidated financial statements included in the Company’s quarterly reports and services in connection with the statutory and regulatory filings or engagements for those years. Fees for our fiscal year ended December 31, 2020 also consisted of professional services rendered in connection with our Registration Statement on Form
S-1
related to our IPO.
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
Pre-Approval
Policies and Procedures
Pursuant to its charter, the Audit Committee or the Chair of the Audit Committee
pre-approves
all audit and
non-audit
services provided by the Company’s independent registered public accounting firm, unless the engagement is entered into pursuant to appropriate pre-approval
policies established by the Audit Committee or if such service falls within applicable exceptions under SEC rules. The Audit Committee pre-approved
all services provided by Deloitte & Touche LLP for 2021 in accordance with its pre-approval
policies.

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
Item 16. Form
10-K
Summary
None.

Exhibit Index

		Incorporated by reference
Exhibit Number	Description	Form	Dated	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	9/25/2020	4.2

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/16/2021	4.3

10.1	Amended and Restated Investors’ Rights Agreement, dated July 13, 2020, by and among Eargo, Inc. and the investors listed therein.	S-1	9/25/2020	10.1

10.2(a)	2010 Equity Incentive Plan, as amended.#	S-1/A	10/01/2020	10.2	(a)

10.2(b)	Form Agreements under 2010 Equity Incentive Plan, as amended.#	S-1	9/25/2020	10.2	(b)

10.3(a)	2020 Incentive Award Plan.#	S-8	10/19/2020	99.2	(a)

10.3(b)	Form Agreements under the 2020 Incentive Award Plan.#	S-1	9/25/2020	10.3	(b)

10.3(c)	Form of Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan (Cash Settled Awards).#†

10.4	2020 Employee Stock Purchase Plan.#	S-8	10/19/2020	99.3

10.5	Employment Agreement, by and between Eargo, Inc. and Christian Gormsen.#	S-1	9/25/2020	10.5

10.6	Employment Agreement, by and between Eargo, Inc. and William Brownie.#	S-1	9/25/2020	10.6

10.7	Employment Agreement, by and between Eargo, Inc. and Adam Laponis.#	S-1	9/25/2020	10.7

10.8	Non-Employee Director Compensation Program.#	S-1	9/25/2020	10.8

10.9	Form of Indemnification Agreement for directors, officers and certain other employees.	S-1	9/25/2020	10.9

10.10	Manufacturing Services Agreement, dated May 5, 2017, by and between Eargo, Inc. and Hana Microelectronics Co., Ltd.*	S-1	9/25/2020	10.10

10.11	Sublease Agreement, dated July 30, 2018, by and between Eargo, Inc. and Microchip Technology Incorporated.	S-1	9/25/2020	10.11

10.12	Office & Parking Lease, dated September 11, 2018, by and between Eargo, Inc. and SEV 8th and Division, LLC.	S-1	9/25/2020	10.12

10.13	Standard Office Building Lease, dated April 27, 2018, by and between Eargo, Inc. and LAGOS PROPERTIES, LLC.	S-1	9/25/2020	10.13

10.14	Loan and Security Agreement, dated June 6, 2018, by and among Eargo, Inc., Eargo Hearing, Inc. and Silicon Valley Bank, as amended by the First Amendment, dated January 31, 2019, as further amended by the Second Amendment, dated May 1, 2020, as further amended by the Third Amendment, dated September 9, 2020.	S-1	9/25/2020	10.14

10.15	Manufacturing Agreement, dated August 21, 2018, by and between Eargo, Inc. and Pegatron Corporation.*	S-1	9/25/2020	10.15

10.16	First Amendment to Lease, dated February 19. 2021, by and between Eargo, Inc. and SEV 8th and Division, LLC.†

10.17	Standard Form Office Lease, executed September 3, 2021, by and between Eargo, Inc. and GZI First North 1, LLC.†

10.18	First Amendment to Lease, dated January 26, 2022, by and between Eargo, Inc. and GZI First North 1, LLC.†

10.19	Promotion Letter by and between Eargo, Inc. and Mark Thorpe.	8-K	1/18/2022	10.1

10.20	Employment Agreement by and between Eargo, Inc. and Mark Thorpe.	8-K	1/18/2022	10.2

10.21	Settlement Agreement	8-K	1/18/2022	10.1

21.1	List of subsidiaries.†

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.†

24.1	Power of Attorney (included in the signature page hereto).†

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101.INS	Inline XBRL Instance Document†

101.SCH	Inline XBRL Taxonomy Extension Schema Document†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)†

#	Indicates management contract or compensatory plan.
*
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration
S-K.
A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

†	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

Eargo, Inc.

Date: May 13, 2022	By:	/s/ Christian Gormsen
Christian Gormsen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christian Gormsen Christian Gormsen	President, Chief Executive Officer and Director (Principal Executive Officer)	May 13, 2022

/s/ Adam Laponis Adam Laponis	Chief Financial Officer (Principal Financial Officer)	May 13, 2022

/s/ Mark Thorpe Mark Thorpe	Chief Accounting Officer (Principal Accounting Officer)	May 13, 2022

/s/ Josh Makower, M.D. Josh Makower, M.D.	Chair of the Board of Directors	May 13, 2022

/s/ Katie J. Bayne Katie J. Bayne	Director	May 13, 2022

/s/ Peter Tuxen Bisgaard Peter Tuxen Bisgaard	Director	May 13, 2022

/s/ Doug Hughes Doug Hughes	Director	May 13, 2022

/s/ Nina Richardson Nina Richardson	Director	May 13, 2022

/s/ A. Brooke Seawell A. Brooke Seawell	Director	May 13, 2022

/s/ David Wu David Wu	Director	May 13, 2022