Form 10-Q
period 2022-03-31
Eargo, Inc.
filed 2022-05-24
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

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

As of May 19, 2022, the registrant had 39,358,558 shares of common stock, par value $0.0001 outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Eargo, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$89,232	$110,500
Accounts receivable, net	12,253	12,547
Inventories	5,787	5,712
Prepaid expenses and other current assets	9,528	10,873
Total current assets	116,800	139,632
Operating lease right-of-use assets	6,794	7,165
Property and equipment, net	8,998	9,551
Intangible assets, net	1,526	1,681
Goodwill	873	873
Other assets	544	1,209
Total assets	$135,535	$160,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,029	$9,053
Accrued expenses	9,086	9,235
Sales returns reserve	13,686	13,827
Settlement liability	34,429	34,372
Long-term debt, current portion	5,000	3,333
Other current liabilities	2,070	1,813
Lease liability, current portion	805	750
Total current liabilities	77,105	72,383
Lease liability, noncurrent portion	6,501	6,640
Long-term debt, noncurrent portion	10,363	11,924
Total liabilities	93,969	90,947
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 110,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 39,344,518 and 39,307,093 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	429,019	425,972
Accumulated deficit	(387,457)	(356,812)
Total stockholders’ equity	41,566	69,164
Total liabilities and stockholders’ equity	$135,535	$160,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Revenue, net	$9,176	$22,048
Cost of revenue	5,491	6,297
Gross profit	3,685	15,751
Operating expenses:
Research and development	5,847	4,778
Sales and marketing	13,290	16,855
General and administrative	14,934	7,487
Total operating expenses	34,071	29,120
Loss from operations	(30,386)	(13,369)
Other income (expense), net:
Interest income	5	11
Interest expense	(264)	(263)
Total other income (expense), net	(259)	(252)
Loss before income taxes	(30,645)	(13,621)
Income tax provision	—	—
Net loss and comprehensive loss	$(30,645)	$(13,621)
Net loss attributable to common stockholders, basic and diluted	$(30,645)	$(13,621)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,323,386	38,283,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2021	39,307,093	$4	$425,972	$(356,812)	$69,164
Stock-based compensation	—	—	3,024	—	3,024
Exercise of stock options	37,425	—	92	—	92
Restricted stock units cash settlement	—	—	(69)	—	(69)
Net loss and comprehensive loss	—	—	—	(30,645)	(30,645)
Balance March 31, 2022	39,344,518	$4	$429,019	$(387,457)	$41,566

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2020	38,246,601	$4	$392,965	$(199,058)	$193,911
Stock-based compensation	—	—	5,449	—	5,449
Exercise of stock options	51,467	—	118	—	118
Net loss and comprehensive loss	—	—	—	(13,621)	(13,621)
Balance March 31, 2021	38,298,068	$4	$398,532	$(212,679)	$185,857

Eargo, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(30,645)	$(13,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,419	735
Stock-based compensation	2,985	5,131
Non-cash interest expense and amortization of debt discount	105	103
Non-cash operating lease expense	371	295
Bad debt expense	174	62
Loss on disposal of property and equipment	28	—
Changes in operating assets and liabilities:
Accounts receivable	120	(1,608)
Inventories	(75)	276
Prepaid expenses and other current assets	1,345	565
Other assets	665	(24)
Accounts payable	2,962	715
Accrued expenses	107	(1,598)
Sales returns reserve	(141)	(1,387)
Settlement liability	57	—
Other current and noncurrent liabilities	257	1,364
Operating lease liabilities	(84)	(317)
Net cash used in operating activities	(20,350)	(9,309)
Investing activities:
Purchases of property and equipment	(685)	(296)
Capitalized software development costs	(257)	(1,074)
Net cash used in investing activities	(942)	(1,370)
Financing activities:
Proceeds from stock options exercised	93	118
Restricted stock units settled in cash	(69)	-
Net cash provided by financing activities	24	118
Net decrease in cash and cash equivalents	(21,268)	(10,561)
Cash and cash equivalents at beginning of period	110,500	212,185
Cash and cash equivalents at end of period	$89,232	$201,624
Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$—	$434
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$116	$330
Stock-based compensation included in capitalized software costs	$39	$318
Convertible preferred stock issuance costs included in accounts payable	$600	$600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of business and other matters

Eargo, Inc. (the “Company”) is a medical device company dedicated to improving the quality of life of people with hearing loss. The Company’s innovative product and go-to-market approach address the major challenges of traditional hearing aid adoption, including social stigma, accessibility and cost.

DOJ investigation and settlement and claims audits

On September 21, 2021, the Company was informed that it was the target of a criminal investigation by the U.S. Department of Justice (the “DOJ”) related to insurance reimbursement claims the Company submitted on behalf of its customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (the “OPM”). The investigation also pertained to Eargo’s role in customer reimbursement claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Additionally, the Company’s historically largest third-party payor, one of the carriers contracted with the OPM under the FEHB program (“largest third-party payor”), conducted an audit of insurance reimbursement claims (“claims”) submitted by the Company (the “Primary Audit”), which included a review of medical records. The Company was informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

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

From the time the Company learned of the DOJ investigation and until December 8, 2021, the Company continued to process orders for customers with potential insurance benefits (including FEHB program members) but suspended all claims submission activities and has offered affected customers (i.e., customers using insurance benefits as a method of direct payment for transactions prior to December 8, 2021) the option to return their hearing aids or purchase their hearing aids without the use of their insurance benefits in case their claim is denied or ultimately not submitted by the Company to their insurance plan for payment (the “extended right of return”).

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

Total life-to-date payments the Company has received through March 31, 2022 from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44 million, which is unchanged from December 31, 2021. As discussed further in Note 5, based on the settlement agreement with the U.S. government, the Company has recorded a settlement liability of $34.4 million as of March 31, 2022 and December 31, 2021. The settlement amount was treated as consideration payable to a customer and was recorded as a reduction of revenue in the third quarter of 2021. On May 2, 2022, the Company paid the settlement amount.

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

The Company estimated that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by the Company for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021 that was recorded during the year ended December 31, 2021. Of the $13.7 million sales returns reserve recorded as of March 31, 2022, $11.3 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Further, the Company also estimated that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by the Company for payment may not pay for or return the hearing aid system, resulting in bad debt expense that was recorded during the year ended December 31, 2021.

Notwithstanding the settlement, the Company remains subject to prepayment review of claims by its largest third-party payor before any insurance payments are made. The Company does not intend to submit any claims through the FEHB program until it is able to establish processes with applicable third-party payors to support the submission of these claims, and the Company may be unable to do so.

Liquidity and going concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of March 31, 2022, the Company had cash and cash equivalents of $89.2 million and an accumulated deficit of $387.5 million.

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

While the extent to which the Company is able to validate and establish processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, if at all, in the future, and the future impacts of the anticipated implementation of a pending over-the-counter (“OTC”) hearing aid regulatory framework (which may lead insurance providers to take actions limiting the Company’s ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for the Company) is difficult to assess or predict at this time, since the announcement of the DOJ investigation, there has been and may continue to be a significant reduction in shipments, revenue and gross margin, which could negatively impact the Company’s liquidity and working capital, including by impacting its ability to increase its existing credit facility or access any additional capital.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting of Eargo, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on May 13, 2022.

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

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Significant accounting policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of March 31, 2022, the Company has not experienced any losses on its deposit accounts and money market accounts. As of March 31, 2022, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Approximately 95% and 93% of the Company’s gross accounts receivable as of March 31, 2022 and December 31, 2021, respectively, were for customers with insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 92% and 90% of the Company’s gross accounts receivable as of March 31, 2022 and December 31, 2021, respectively, were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through the Company’s largest third-party payor, which conducted the Primary Audit. The increase in gross accounts receivable as of March 31, 2022 was primarily due to the Primary Audit, during which certain claims with a service date after March 1, 2021, have not yet and may never be submitted for reimbursement. We remain subject to a prepayment review of claims by the payor who conducted the Primary Audit.

Please see caption “DOJ investigation and settlement and claims audits” in Note 1 for more information regarding the DOJ investigation and claims audits.

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

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment provided all other revenue recognition criteria have been met.

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

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing standards to improve consistent application. The Company adopted this standard in the fiscal year beginning January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which is intended to simplify the accounting for convertible debt instruments and convertible preferred stock. This standard removes the existing guidance in ASC 470-20 that requires companies to account for cash conversion features and beneficial conversion features in equity separately from the host convertible debt or preferred stock. The Company adopted this standard in the fiscal year beginning January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3. Fair value measurements

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.

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

Notes to Unaudited Condensed Consolidated Financial Statements

4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	March 31,	December 31,
	2022	2021
	(in thousands)
Raw materials	$1,525	$1,905
Finished goods	4,262	3,807
Total inventories	$5,787	$5,712

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Advanced payroll deposits	$3,599	$3,889
Prepaid insurance fees	2,217	2,945
Prepaid marketing costs	2,221	1,948
Prepaid software subscription	1,080	1,468
Other	411	623
Total prepaid expenses and other current assets	$9,528	$10,873

Property and equipment, net

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Capitalized software	$11,579	$11,569
Tools and lab equipment	4,806	4,712
Furniture and fixtures	906	906
Leasehold improvements	876	861
Computer and equipment	456	401
	18,623	18,449
Less accumulated depreciation and amortization	(9,625)	(8,898)
Total property and equipment, net	$8,998	$9,551

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 amounted to $1.3 million and $0.7 million, respectively, which includes amortization of capitalized software costs of $1.0 million and $0.2 million, respectively.

Intangible assets, net

Intangible assets, net consist of the following:

	March 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$319	$1,381
Other	290	145	145
Total intangible assets, net	$1,990	$464	$1,526

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$212	$1,488
Other	290	97	193
Total intangible assets, net	$1,990	$309	$1,681

Amortization expense was $0.2 million for the three months ended March 31, 2022.

The following table summarizes estimated future amortization expense of finite-lived intangible assets, net as of March 31, 2022:

Amount
(in thousands)
Remainder of 2022	$463
2023	425
2024	425
2025	213
Total	$1,526

Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$4,428	$4,845
Accrued warranty reserve	4,240	4,014
Refunds due to customers	418	376
Total accrued expenses	$9,086	$9,235

Sales returns reserve

The sales returns reserve consists of the following activity:

	Three months ended March 31,
	2022	2021
	(in thousands)
Sales returns reserve, beginning balance	$13,827	$4,326
Reduction of revenue	4,584	6,304
Utilization of sales returns reserve	(4,725)	(7,691)
Sales returns reserve, ending balance	$13,686	$2,939

Of the $13.7 million sales returns reserve recorded as of March 31, 2022, $11.3 million relates to unsubmitted claims from shipments prior to September 22, 2021 (at which time the Company suspended all claims submissions activities) that are included in accounts

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.

Allowance for credit losses

The allowance for credit losses consists of the following activity:

	Three months ended March 31,
	2022	2021
	(in thousands)
Allowance for credit losses, beginning balance	$4,838	$1,868
Charged to expense	174	62
Accounts written off, net of recoveries	(292)	(298)
Allowance for credit losses, ending balance	$4,720	$1,632

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Three months ended March 31,
	2022	2021
	(in thousands)
Accrued warranty reserve, beginning balance	$4,014	$2,390
Charged to cost of revenue	958	950
Utilization of accrued warranty reserve	(732)	(353)
Accrued warranty reserve, ending balance	$4,240	$2,987

5. Commitments and contingencies

Operating leases

In September 2021, the Company entered into a lease agreement, as amended, for office and laboratory space located in San Jose, California. The lease commenced in September 2021 and has a 93-month term with two 60-month renewal options, which are not reasonably certain of being exercised. The Company also leases office space in Nashville, Tennessee, with a lease term that expires in March 2023. Variable lease payments are primarily comprised of common area maintenance.

The ROU asset and corresponding lease liability for the Company’s operating leases were estimated using a weighted-average incremental borrowing rate of 7.7%. The weighted-average remaining lease term is 7.06 years.

For the three months ended March 31, 2022, the Company incurred $0.5 million of operating lease costs. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the three months ended March 31, 2022 and March 31, 2021.

As of March 31, 2022, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Operating leases
(in thousands)
Remainder of 2022	$1,103
2023	1,114
2024	1,081
2025	1,331
2026	1,372
Thereafter	3,607
Total minimum future lease payments	9,608
Present value adjustment for minimum lease commitments	(2,302)
Total lease liability	$7,306

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

On April 29, 2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation, including allegations that the Company violated the False Claims Act by knowingly submitting or causing the submission of false claims for payment under the FEHB program during the period from February 1, 2021 through September 22, 2021. The settlement agreement provided for the payment by the Company of approximately $34.4 million to the U.S. government and resolved allegations that the Company submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. As of March 31, 2022 and December 31, 2021, the Company recorded a $34.4 million settlement liability in the condensed consolidated balance sheets in connection with the settlement. The settlement amount was treated as consideration payable to a customer and was recorded as a reduction in revenue in the third quarter of 2021. On May 2, 2022, the Company paid the settlement amount.

The settlement of the investigation may not resolve all of the audits of insurance reimbursement claims by additional third-party payors, and additionally the Company remains subject to a prepayment review of claims by the payor who conducted the Primary Audit. The Company will need to work with applicable third-party payors to establish processes to demonstrate medical necessity and support any future claims that it may submit for reimbursement, and there are no guarantees that the Company will be able to arrive at any such acceptable processes or submit any future claims. The Company does not intend to submit any claims through the FEHB program until it is able to align with such payors on and establish processes for supporting the submission of these claims.

Securities Class Action. Fazio v. Eargo, Inc., Christian Gormsen, & Adam Laponis., No. 21-cv-07848 (N.D. Cal. Oct. 6, 2021); Chung v. Eargo, Inc., Christian Gormsen, & Adam Laponis., No. 21-cv-08597 (N.D. Cal. Nov. 4, 2021); IBEW Local 353 Pension Plan v. Eargo, Inc., Christian Gormsen, Adam Laponis, Josh Makower, Juliet Bakker, Peter Tuxen Bisgaard, Doug Hughes, Geoff Pardo, Nina Richardson, A. Brooke Seawell, David Wu, J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, & William Blair & Company, L.L.C., No. 21-cv-08747 (N.D. Cal. Nov. 10, 2021). On October 6, 2021, putative shareholder Joseph Fazio filed a purported securities class action against the Company and certain of its officers (the “Fazio action”). Plaintiff alleges that certain of the Company’s disclosures about its business, operations, and prospects, including reimbursements from third-party payors, violated federal securities laws. Fazio voluntarily dismissed his complaint on December 6, 2021. On November 4, 2021, putative shareholder Alden Chung filed a substantially similar purported class action lawsuit (the “Chung action”). On November 10, 2021, putative shareholder IBEW Local 353 Pension Plan filed a similar purported class action, and also asserted claims under the

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

federal securities laws against current and former members of the Company’s Board of Directors (the “Board of Directors”) and the underwriters of the Company’s October 15, 2020 initial public offering of common stock (the “IBEW action”). These class actions, which seek damages and other relief, were filed in the U.S. District Court for the Northern District of California. The Fazio and Chung actions were brought purportedly on behalf of a class of investors who purchased or otherwise acquired Eargo securities between February 25, 2021 and September 22, 2021. The IBEW Local 353 action was brought purportedly on behalf of a class of investors who purchased or otherwise acquired: (i) Eargo shares in or traceable to the Company’s October 15, 2020 initial public offering of common stock; and/or (ii) shares of Eargo common stock between October 15, 2020 and September 22, 2021. On January 5, 2022, the court consolidated the foregoing class actions (as consolidated, the “Securities Class Action”) under the caption In re Eargo, Inc. Securities Litigation, No. 21-cv-08597-CRB, and appointed IBEW Local 353 Pension Plan and Xiaobin Cai as Lead Plaintiffs and Bernstein Litowitz Berger & Grossmann LLP and Block & Leviton LLP as Lead Counsel. Lead Plaintiffs filed a consolidated amended complaint, which purports to extend the class period through March 2, 2022, on May 20, 2022. Defendants intend to file a motion to dismiss.

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

Derivative Action. Wolfson v. Christian Gormsen, Joshua Makower, Douglas J. Hughes, Nina Louise Richardson, Katie J. Bayne, Peter Tuxen Bisgaard, A. Brooke Seawell, David Wu, and Eargo, Inc., No. 21-cv-09342 (N.D. Cal. Dec. 3, 2021). On December 3, 2021, putative shareholder Barbara Wolfson filed a derivative complaint purportedly on Eargo’s behalf against members of the Board of Directors and the Company as nominal defendant (the “Derivative Action”). Plaintiff asserts, among other things, that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures and compliance with laws, rules and regulations governing the business. Plaintiff purports to assert derivative claims on the Company’s behalf for alleged violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breach of fiduciary duty, waste of corporate assets, and aiding and abetting.  On March 1, 2022, the court entered the parties’ stipulation staying the Derivative Action until the anticipated motion to dismiss in the Securities Class Action is decided.

The defendants intend to vigorously defend the Derivative Action and cannot reasonably estimate any loss or range of loss that may arise from the litigation. Accordingly, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether its business, financial position, results of operations, or cash flows will not be materially adversely affected.

6. Debt obligations

2018 Loan Agreement

In June 2018, the Company entered into a Loan and Security Agreement (the “2018 Loan Agreement”) with Silicon Valley Bank, as amended in January 2019, May 2020 and September 2020 (the “Third Amendment”). The Company’s existing subsidiaries are, and any additional future domestic subsidiaries of the Company are required to be, co-borrowers jointly and severally liable under the 2018 Loan Agreement.

The Company borrowed $15.0 million under the Third Amendment in September 2020 and used $10.2 million of the proceeds to repay the existing term loan. The term loan under the Third Amendment matures in September 2024 with interest-only monthly payments until July 2022. The term loan accrues interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.0% (4.50% as of March 31, 2022) and includes a final payment fee equal to 6.25% of the original aggregate principal amount. In connection with the execution of the Third Amendment, the Company issued Silicon Valley Bank a warrant to purchase 53,487 shares of Series E convertible preferred stock. The estimated fair value of the warrants at issuance was recorded as a discount on the loan and is amortized to interest expense over the term of the agreement using the effective interest method.

Borrowings under the Third Amendment are collateralized by substantially all the assets of the Company, excluding intellectual property (but including rights to payment and proceeds thereof). The Third Amendment contains customary affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but do not include any financial covenants. The Company was in compliance with all of the covenants as of March 31, 2022.

As of March 31, 2022, outstanding principal on the term loan and accrual for the final payment fee amounted to $15.5 million. During the three months ended March 31, 2022 and 2021, the Company recognized interest expense related to the term loans of $0.3 million and $0.3 million, respectively, which is inclusive of amortization of debt discount. The effective interest rate was 7.25% as of March 31, 2022.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Stock-based compensation

Total stock-based compensation is as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$22	$186
Research and development	985	1,067
Sales and marketing	637	1,856
General and administrative	1,341	2,022
Total stock-based compensation	$2,985	$5,131

Stock-based compensation costs capitalized as part of capitalized software costs was less than $0.1 million and $0.3 million during the three months ended March 31, 2022 and March 31, 2021, respectively.

Equity incentive plans

As of March 31, 2022, 5,060,304 shares of common stock are issuable upon the exercise of outstanding awards under the 2010 Equity Incentive Plan. As of March 31, 2022, the Company had reserved 8,964,966 shares of common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”), of which 6,612,353 are available for issuance in connection with grants of future awards.

As a result of the uncertainty created by the DOJ investigation and the ongoing claims audits, the Company suspended its practice of granting equity awards to new hires, except for new restricted stock units (“RSU”) grants that the Company has the option to settle in cash at the time of vesting, suspended its ESPP and deferred the settlement of outstanding RSUs, each effective as of November 9, 2021. All equity awards that are currently outstanding continue to vest in accordance with their existing vesting schedules.

Stock options

Stock option activity for the three months ended March 31, 2022 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2021	5,406,815	$4.87	7.88	$12,860
Grants	—	—
Exercises	(37,425)	2.49
Cancelled/forfeited	(15,291)	17.44
Balance March 31, 2022	5,354,099	$4.85	7.65	$13,601
Vested and exercisable at March 31, 2022	2,653,892	$3.43	7.08	$7,626

There were no options granted during the three months ended March 31, 2022. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 was $29.13 per share.

The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock.

As of March 31, 2022, total unrecognized stock-based compensation related to outstanding unvested stock options was $11.6 million, which the Company expects to recognize over a remaining weighted-average period of approximately 2.2 years.

Restricted stock units

RSUs granted under the 2020 Plan are share awards that generally entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. However, the Company has deferred the settlement of outstanding RSUs effective November 9, 2021. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the release of the vesting restrictions.

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

RSU activity for the three months ended March 31, 2022 is set forth below:

	Number of shares	Weighted average grant date fair value per share

Balance December 31, 2021	348,451	$43.19
RSUs granted	1,641,480	5.18
RSUs vested	(18,551)	49.65
RSUs forfeited	(11,208)	42.48
Balance March 31, 2022	1,960,172	$11.30

As of March 31, 2022, total unrecognized stock-based compensation related to unvested RSUs was $20.8 million, which the Company expects to recognize over a remaining weighted-average period of approximately 3.7 years. As of December 31, 2021, there were 17,310 RSUs that had vested but not settled, which settled for $0.1 million in cash during the three months ended March 31, 2022. As of March 31, 2022, there were 18,551 RSUs that had vested but not settled.

Performance-based restricted stock units

In June 2021, the Company granted 80,000 RSUs with performance-based vesting conditions that primarily related to the achievement of certain minimum sales of Eargo hearing aid systems and that must be met by December 31, 2022 for the awards to vest. The vesting conditions were deemed probable as of March 31, 2022. The grant date fair value of the awards was $3.0 million. None of these awards have vested or were forfeited as of March 31, 2022.

Employee stock purchase plan

As of March 31, 2022, the Company reserved 1,502,310 shares of common stock for issuance under the ESPP, of which 1,327,567 are available for future issuance. The ESPP provides for consecutive, overlapping 24-month offering periods, which are generally divided into four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year. Contributions under the ESPP are generally limited to a maximum of 15% of an employee’s eligible compensation.

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

The ESPP was suspended on November 9, 2021, and there were no offering periods in effect during the three months ended March 31, 2022.

8. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three months ended March 31,
	2022	2021
Common stock options issued and outstanding	5,354,099	6,319,155
Restricted stock units	2,040,172	253,300
Shares issuable pursuant to ESPP	—	176,867
Total	7,394,271	6,749,322

9. Subsequent events

Settlement of DOJ investigation

Eargo, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On April 29, 2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation related to the Company’s role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. On May 2, 2022, the Company paid the settlement amount of $34.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and for a full understanding of Eargo’s results of operations and financial condition, in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2021 contained in the Company’s Form 10-K filed on May 13, 2022. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this item, including statements regarding factors affecting our business, trends and uncertainties, are forward-looking statements. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We believe that our differentiated hearing aids and consumer-oriented approach have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 97 thousand Eargo hearing aid systems sold, net of returns, as of March 31, 2022.

For the three months ended March 31, 2022, we generated net revenue of $9.2 million, a decrease of $12.9 million from the three months ended March 31, 2021. The revenue decline was primarily due to a decrease in the volume of Eargo hearing aid systems shipped that was primarily due to our selling our products on a “cash-pay” basis only during the three months ended March 31, 2022 as compared to our having accepted both cash pay and insurance as a method of direct payment during the three months ended March 31, 2021. We previously accepted insurance as a method of direct payment, but suspended all claims submission activities on September 22, 2021 when we learned of the investigation by the DOJ related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program, as discussed in more detail below under “—DOJ investigation and settlement and claims audits.” We have sold our products on a “cash-pay” basis only since December 8, 2021. To date, all our revenue has been generated from customers in the United States.

Our net losses were $30.6 million and $13.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $387.5 million. We expect to continue to incur losses for the foreseeable future.

DOJ investigation and settlement and claims audits

As previously disclosed, on September 21, 2021, we were informed that we were the target of a criminal investigation by the DOJ related to insurance reimbursement claims we submitted on behalf of our customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (“OPM”). The investigation also pertained to our role in customer reimbursement claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Also as previously disclosed, our historically largest third-party payor, one of the carriers contracted with the OPM under the FEHB program (“largest third-party payor”), conducted an audit of insurance reimbursement claims (“claims”) submitted by us (the “Primary Audit”), which included a review of medical records. We were informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. In addition to the Primary Audit, we have been subject to a number of other audits of insurance reimbursement claims submitted to additional third-party payors (collectively with the Primary Audit, the “claims audits”). One of these claims audits does not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to us that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the previously disclosed DOJ investigation related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. The allegations did not pertain to the quality or performance of our product. The settlement agreement provided for our payment of approximately $34.4 million to the U.S. government and resolved allegations that we submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. On May 2, 2022, the Company paid the settlement amount.

The settlement with the U.S. government may not resolve all of the audits of insurance reimbursement claims by the various third-party payors, and additionally we remain subject to a prepayment review of claims by the payor who conducted the Primary Audit.

From the time we learned of the DOJ investigation and until December 8, 2021, we continued to process orders for customers with potential insurance benefits (including FEHB program members) but suspended all claims submission activities and offered affected customers (i.e., customers using insurance benefits as a method of direct payment for transactions prior to December 8, 2021) the option to return their hearing aids or purchase their hearing aids without the use of their insurance benefits in case their claim is denied or ultimately not submitted by us to their insurance plan for payment (the “extended right of return”).

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

Total life-to-date payments we have received through March 31, 2022 from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44 million, which is unchanged from December 31, 2021. As discussed further in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, based on the settlement agreement with the U.S. government, we recorded a settlement liability of $34.4 million in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The settlement amount was recorded as a reduction of revenue in the third quarter of 2021.

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

We estimated that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021 that was recorded during the year ended December 31, 2021. Of the $13.7 million sales returns reserve recorded as of March 31, 2022, $11.3 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.

Further, we also estimated that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system, resulting in bad debt expense that was recorded during the year ended December 31, 2021.

Notwithstanding the settlement, we remain subject to prepayment review of claims by our largest third-party payor before any insurance payments are made. We do not intend to submit any claims through the FEHB program until we are able to establish processes with applicable third-party payors to support the submission of these claims, and we may be unable to do so. While we intend to work as quickly as possible toward establishing processes with applicable third-party payors to support the submission of claims, we cannot provide any assurance as to the timing or costs associated with establishing such processes, if we can do so at all, or the impact that such processes may have on our business and results of operations. Further, the pending over-the-counter (“OTC”) hearing aid regulatory framework, if finalized as currently proposed, may lead such payors to take additional actions further limiting our ability to access insurance coverage, which may have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, based on our correspondence to date with the OPM and the largest third-party payor, we expect that any such processes will require additional testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. Because our current operating structure does not permit us to perform diagnostic tests, we are evaluating alternatives for testing, including but not limited to accepting clinical documentation and prescriptions from third-party healthcare professionals, contracting with third parties or existing networks, and/or establishing a management services organization. We cannot provide any assurance as to the timing or costs associated with these alternatives, whether we will be successful in implementing them, or the impact that such changes may have on our business and operations.

On January 5, 2022, the U.S. District Court for the Northern District of California consolidated three purported securities class actions brought against the Company (the “Securities Class Action”). While the lead plaintiffs have not yet filed a consolidated amended complaint, the complaints of the individual lawsuits filed prior to the consolidation generally alleged that certain of the Company’s disclosures about its business, operations and prospects, including reimbursements from third-party payors, violated federal securities laws. On December 3, 2021, a putative stockholder filed a derivative complaint purportedly on the Company’s behalf against members of the Company’s Board of Directors and the Company as nominal defendant (the “Derivative Action”), alleging (among other things) that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures, and compliance with laws, rules, and regulations governing the business. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

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

Beginning on December 8, 2021, as a result of the DOJ investigation and claims audits (as further described in “—DOJ investigation and settlement and claims audits”) we do not currently accept insurance as a direct method of payment, and all sales from such date are considered by us to be “cash-pay,” which includes upfront payment, credit card, third-party financing, and distributor payment. We have refocused our sales and marketing efforts and related spend to prioritize conversion of cash-pay consumer leads into satisfied customers. While we intend to work with the government and third-party payors at the appropriate time with the objective of validating and establishing the process to support any future claims that we may submit for reimbursement, we may not be able to arrive at an acceptable process or submit any future claims. The shift to a model that excludes insurance as a direct method of payment will likely result in a sustained increased cost of customer acquisition and require significant sales and marketing investments, based on the historically lower conversion rate for cash-pay customers as compared to customers with potential insurance benefits. Further, the exclusion of insurance as a direct payment method may also necessitate identifying commercial partnerships, omni-channel, including retail, or other opportunities, as well as the potential implementation of cost-savings measures, in order to drive cost-efficient cash-pay customer acquisition and offset the significantly higher return rates as well as the related negative impact on revenue and gross margin historically applicable to cash-pay customers

Changes to the regulatory landscape

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

Omni-channel marketing and distribution activities through commercial partnerships

Eargo’s self-administered hearing screens are intended to be part of our retail customer experience and are expected to be located in physical retail settings so customers can obtain general information regarding their hearing and see Eargo hearing aids in person. We also have a select number of commercial partnerships to, among other things, facilitate the retail experience, and we intend to continue to pursue additional opportunities for in-person customer engagement. We believe that if the Proposed Rule by the FDA regarding an OTC regulation of hearing aids is finalized in substantially the same form as proposed, the Final Rule will facilitate negotiation and execution of additional retail opportunities in the future.

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

As described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, approximately 95% and 93% of our gross accounts receivable as of March 31, 2022 and December 31, 2021, respectively, were for customers with potential insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 92% and 90% of our gross accounts receivable as of March 31, 2022 and December 31, 2021, respectively, were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through our largest third-party payor, which conducted the Primary Audit. We remain subject to a prepayment review of claims by the payor who conducted the Primary Audit. In addition to the Primary Audit, we are currently subject to a number of other ongoing audits of insurance reimbursement claims. One of these claims audits does not relate to claims submitted under the FEHB program. During the claims audits, the third-party payors (including our largest third-party payor) conducting such claims audits have generally suspended payments for, and in some cases denied, claims we submitted on behalf of customers, other than one third-party payor that has continued to process claims for payment throughout its ongoing audit.

We recorded a sales returns reserve of $13.7 million and $13.8 million as of March 31, 2022 and December 31, 2021, respectively, largely related to our estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment. We recorded an allowance for credit losses of $4.7 million and $4.8 million as of March 31, 2022 and December 31, 2021, respectively, primarily related to insurance claims receivable due from third-party payors and end-users as we estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers with an extended right of return and claims that have not yet and may never be submitted by us for payment may not pay for or return the hearing aid system.

While we intend to work with third-party payors at the appropriate time with the objective of validating and establishing processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at acceptable processes or submit any future claims. For example, we do not currently conduct in-person hearing tests, as they run counter to our primary direct-to-consumer business and omni-channel models. Based on our correspondence to date with the OPM and the largest third-party payor, we expect that any such processes to support claims for reimbursement will require additional testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. Because our current operating structure does not permit us to perform diagnostic tests, we are evaluating alternatives for testing, including but not limited to accepting clinical documentation and prescriptions from third-party healthcare professionals, contracting with third parties or existing networks, and/or establishing a management services organization. We cannot provide any assurance as to the timing or costs associated with these alternatives, whether we will be successful in implementing them, or the impact that such changes may have on our business and operations. In addition, it is possible that such testing would be required to be conducted in-person, representing a significant change from our past processes and customer experience that may adversely impact the attractiveness of our offerings to customers, and we may not be able to efficiently or effectively integrate such tests into our operating model. In light of the DOJ investigations, claims audits and pending OTC hearing aids regulatory framework, we may need to make significant changes to our business and operating model, including a potential long-term shift to a model that excludes insurance as a direct method of payment, which would likely result in a sustained increased cost of customer acquisition and require identification of commercial partnership, omni-channel, including retail, or other opportunities, to drive cost efficient acquisition of cash-pay customers.

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

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our returns rate impacts our reported net revenue and gross profit or loss. Sales returns rates, as defined under “—Key business metrics,” were 32% for the year ended December 31, 2021 and 34% for the three months ended March 31, 2022.

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

The following table details the number of gross systems shipped and sales returns rates for the periods presented below:

	Three months ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Gross systems shipped	11,704	12,548	13,117	7,767	5,773
Sales returns rate	23.2%	24.1%	46.4%	34.0%	33.9%

We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while sales returns rates are an indicator of expected reductions to revenue and an indicator of change in customer mix and factors affecting the returns rates by customer type. However, as discussed elsewhere in this report, our sales volume, sales returns rate and revenue during the current period were not consistent with the prior periods as a result of the DOJ investigation and settlement and claims audits. See “—DOJ investigation and settlement and claims audits.”

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

Interest expense

Interest expense consists of interest related to borrowings under our debt obligations.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

	Three months ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$9,176	$22,048	$(12,872)	(58.4)%
Cost of revenue	5,491	6,297	(806)	(12.8)
Gross profit	3,685	15,751	(12,066)	(76.6)
Operating expenses:
Research and development	5,847	4,778	1,069	22.4
Sales and marketing	13,290	16,855	(3,565)	(21.2)
General and administrative	14,934	7,487	7,447	99.5
Total operating expenses	34,071	29,120	4,951	17.0
Loss from operations	(30,386)	(13,369)	(17,017)	127.3
Other income (expense), net:
Interest income	5	11	(6)	(54.5)
Interest expense	(264)	(263)	(1)	0.4
Total other income (expense), net	(259)	(252)	(7)	2.8
Loss before income taxes	(30,645)	(13,621)	(17,024)	125.0
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(30,645)	$(13,621)	$(17,024)	125%

* Not meaningful

Revenue, net

	Three months ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$9,176	$22,048	$(12,872)	(58.4)%

Revenue decreased by $12.9 million, or 58.4%, from $22.0 million during the three months ended March 31, 2021, to $9.2 million during the three months ended March 31, 2022, primarily due to a decrease in the volume of Eargo hearing aid systems shipped from 11,704 gross systems shipped during the three months ended March 31, 2021 to 5,773 during the three months ended March 31, 2022 as we no longer accepted insurance as a method of direct payment as of December 8, 2021. The decrease in revenue was also attributable to an increase in sales returns rate as we operated on a cash-pay basis only during the three months ended March 31, 2022, whereas we accepted both cash pay and insurance as a direct method of payment in the comparable period. We have experienced a historically higher return rate for cash-pay customers as compared to insurance customers.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Cost of revenue	$5,491	$6,297	$(806)	(12.8)%
Gross profit	3,685	15,751	(12,066)	(76.6)%
Gross margin	40.2%	71.4%

Cost of revenue decreased by $0.8 million, or 12.8%, from $6.3 million during the three months ended March 31, 2021 to $5.5 million during the three months ended March 31, 2022. The change was primarily due to the decrease in the volume of Eargo hearing aid systems shipped.

Gross margin decreased to 40.2% during the three months ended March 31, 2022, compared to 71.4% during the three months ended March 31, 2021. The change in gross margin percentage was primarily due to an increase in sales returns rates, an increase in cost of goods per product sold due to a change in product mix, and an increase in amortization of capitalized software costs subsequent to the launch of Eargo 5 in July 2021 and Eargo 6 in January 2022.

Research and development (R&D)

	Three months ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Research and development	$5,847	$4,778	$1,069	22.4%

R&D expenses increased by $1.1 million, or 22.4%, from $4.8 million during the three months ended March 31, 2021 to $5.8 million during the three months ended March 31, 2022. The change was primarily due to a net increase of $0.8 million in personnel and personnel-related costs due in part to a decrease in the amount of internal use software development costs being capitalized subsequent to the launch of Eargo 5 in July 2021 and Eargo 6 in January 2022.

Sales and marketing

	Three months ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Sales and marketing	$13,290	$16,855	$(3,565)	(21.2)%

Sales and marketing expenses decreased by $3.6 million, or 21.2%, from $16.9 million during the three months ended March 31, 2021 to $13.3 million during the three months ended March 31, 2022. The change was primarily due to decreases in direct marketing, advertising and promotional expenses of $1.8 million due to a reduction in media following our decision to stop accepting insurance benefits as a method of direct payment on December 8, 2021 and decreases in personnel and personnel-related costs of $1.8 million, which includes a $1.2 million decrease in stock-based compensation.

General and administrative

	Three months ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	%
General and administrative	$14,934	$7,487	$7,447	99.5%

General and administrative expenses increased by $7.4 million, or 99.5%, from $7.5 million during the three months ended March 31, 2021 to $14.9 million during the three months ended March 31, 2022. This change was primarily due to an increase in general corporate costs of $7.3 million, which includes a $6.7 million increase in legal and other professional fees as a result of the DOJ investigation.

Liquidity and capital resources

Sources of liquidity and operating capital requirements

Since our inception, we have incurred net losses and negative cash flows from operations. We have funded our operations primarily from the net proceeds received from the sale of our equity securities, indebtedness and revenue from the sale of our products.

As of March 31, 2022, we had $15.0 million in principal outstanding under the 2018 Loan, which matures in September 2024 with interest-only payments until July 2022. Interest on the 2018 Loan accrues at a per annum rate equal to the Wall Street Journal prime rate plus 1.0%, or 4.50% as of March 31, 2022.

As of March 31, 2022, we had cash and cash equivalents of $89.2 million, which are available to fund operations, and an accumulated deficit of $387.5 million.

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
•

the costs involved in resolving the third-party claims audits and potential recoupment of previous claims paid, as well as other legal proceedings (including the shareholder class action and derivative suits discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), and their duration and impact on our business generally (particularly with respect to our ability in future periods to accept insurance as a direct method of payment);

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

Contractual obligations and commitments

There have been no changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for the following:

The Wall Street Journal prime rate increased from 3.25% from 3.50% in March 2022, resulting in an increase in the interest rate on our 2018 Loan from 4.25% to 4.50% per annum. This increase will result in an additional $24,000 in payments during 2022 and $27,000 in payments thereafter as compared to the amounts previously reported.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(20,350)	$(9,309)
Net cash used in investing activities	(942)	(1,370)
Net cash provided by financing activities	24	118
Net decrease in cash	$(21,268)	$(10,561)

Operating activities

During the three months ended March 31, 2022, cash used in operating activities was $20.4 million, attributable to a net loss of $30.6 million, partially offset by a net change in our net operating assets and liabilities of $5.2 million and non-cash charges of $5.1 million. Non-cash charges primarily consisted of $3.0 million in stock-based compensation, $1.4 million in depreciation and amortization expense and $0.4 million in non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to a $3.0 million increase in accounts payable, $1.3 million decrease in prepaid expenses and other current assets, $0.7 million decrease in other assets and $0.3 million increase in other current and noncurrent liabilities.

During the three months ended March 31, 2021, cash used in operating activities was $9.3 million, attributable to a net loss of $13.6 million and a net change in our net operating assets and liabilities of $2.0 million, partially offset by non-cash charges of $6.3 million. Non-cash charges primarily consisted of $5.1 million in stock-based compensation and $0.7 million in depreciation and amortization expense. The change in our net operating assets and liabilities was primarily due to a $1.6 million decrease in accrued expense, a $1.6 million increase in account receivable and a $1.4 million decrease in sales return reserve. These changes were partially offset by a $1.4 million increase in other current and noncurrent liabilities, $0.7 million increase in account payable and $0.6 million decrease in prepaid expenses and other current assets.

Investing activities

During the three months ended March 31, 2022, cash used in investing activities was $0.9 million, which consisted of $0.7 million related to the purchase of property and equipment and approximately $0.3 million in capitalized costs related to the development of internal use software.

During the three months ended March 31, 2021, cash used in investing activities was $1.4 million, which consisted of $1.1 million in capitalized costs related to the development of internal use software and $0.3 million related to the purchase of property and equipment.

Financing activities

During the three months ended March 31, 2022, cash provided by financing activities consisted of $93,000 in proceeds from the exercise of stock options, partially offset by $69,000 in cash paid to settle restricted stock units.

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

There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent accounting pronouncements

See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of March 31, 2022 and December 31, 2021 consisted of $89.2 million and $110.5 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of March 31, 2022 and December 31, 2021, we had $15.0 million in variable rate debt outstanding. The 2018 Loan matures in September 2024 and has interest-only payments until July 2022. The 2018 Loan accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 1.0% with a floor of 0.0% (4.50% as of March 31, 2022). A hypothetical increase or decrease of 100 basis points in the aforementioned prime rate would not have a material impact on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission (“SEC”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2022, our management, with the participation and supervision of our principal executive officer, our principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, principal financial, and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer, our principal financial officer, and our principal accounting officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting and entity level controls described below, our disclosure controls and procedures were not effective as of March 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer, and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation efforts on previously reported material weaknesses

In connection with the preparation of our financial statements in connection with our IPO and through the current reporting period, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weakness identified in connection with our IPO related to a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions. We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including the hiring of additional qualified supervisory resources, the engagement of additional technical accounting consulting resources and plans to hire additional finance department employees.

In addition, in connection with the preparation of our financial statements for the financial reporting periods ended September 30, 2021 and December 31, 2021, we identified a material weakness related to a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations. We intend to enhance our compliance and risk management processes with respect to our operations in the healthcare industry to remediate this material weakness, including the hiring of additional qualified personnel, and the engagement of additional specialized consulting resources.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weaknesses will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.

Changes in internal control over financial reporting

Other than the changes intended to remediate the previously reported material weakness noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q in Note 5, “Commitments and contingencies” under the caption “Legal and other contingencies,” which is incorporated herein by reference. We refer you to that discussion for important information concerning those legal proceedings, including the alleged factual basis for such actions and, where known, the relief sought, as well as the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the complaint commencing the lawsuit was filed.

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

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation. Pursuant to the settlement agreement, we paid approximately $34.4 million to the U.S. government. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. While we will need to work with applicable third-party payors contracted with the OPM under the FEHB program to align on the process and required documentation for potentially submitting claims in the future, we may be unable to validate and establish processes to support the submission of claims for reimbursement to health plans under the FEHB program in the future. For example, we do not currently conduct in-person hearing tests as they run counter to our primary direct-to-consumer business and omni-channel models, and it is possible that in-person testing would be required to support any claims submissions, representing a significant change from our past processes and direct-to-customer business model that may adversely impact the attractiveness of our offerings to customers. In addition, based on our correspondence to date with the OPM and the largest third-party payor, we expect that any such processes to support claims submissions will require additional testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. Because our current operating structure does not permit us to perform diagnostic tests, we are evaluating alternatives for testing, including but not limited to accepting clinical documentation and prescriptions from third-party healthcare professionals, contracting with third parties or existing networks, and/or establishing a management services organization. We cannot provide any assurance as to the timing or costs associated with these alternatives, whether we will be successful in implementing them, or the impact that such changes may have on our business and operations.

While we intend to work as quickly as possible toward establishing processes with the OPM and applicable third-party payors to support the submission of claims, we cannot provide any assurance as to the timing or costs associated with establishing such processes, if we can do so at all, or the impact that such processes may have on our business and results of operations. Further, the pending over-the-counter (“OTC”) hearing aid regulatory framework, if finalized as currently proposed, may lead such payors to take additional actions further limiting our ability to access insurance coverage, which may have a material adverse effect on our financial condition, results of operations or cash flows.

Following the settlement with the U.S. government, we remain subject to prepayment review of claims by our largest third-party payor, which accounted for approximately 92% of our gross accounts receivable as of March 31, 2022. Further, with respect to such payor, claims submitted since March 1, 2021 have not been paid and have either been denied or have not yet and may never be submitted for reimbursement by us. Two additional payor audits related to claims submitted for customers with FEHB plans are also in process, although one of the payors has continued to process claims during its audit. Additionally, as of December 2021, we are subject to a new audit that does not relate to claims submitted under the FEHB program.

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
•

the costs involved in resolving third-party claims audits and recoupment of previous claims paid, as well as other legal proceedings (including the shareholder class action and derivative suits discussed in

Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), and their duration and impact on our business generally (particularly with respect to our ability in future periods to accept insurance as a direct method of payment);

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

Since December 8, 2021, we have not accepted insurance benefits as a method of direct payment. While we will need to work with applicable third-party payors contracted with the OPM under the FEHB program to align on the process and required documentation for potentially submitting claims in the future, we may be unable to validate and establish processes to support the submission of claims for reimbursement to health plans under the FEHB program in the future. As such, our future growth prospects may be dependent upon other opportunities, such as the pending OTC hearing aid regulatory framework and any potential Medicare or other insurance coverage, if any, for certain hearing aids that we may be able to access.

We intend to focus on both securing third-party reimbursement and increasing coverage and reimbursement for our current products and any future products we may develop. Our long-term ability to service insurance customers may be dependent on any potential actions insurance providers may take following the anticipated implementation of the pending OTC hearing aid regulatory framework that may limit our ability to access insurance coverage. Currently, no OTC category of hearing aids exists, although certain carriers currently exclude from coverage “over-the-counter” hearing aids and enhancement devices (such as personal sound amplification products, or “PSAPs”). Accordingly, if our products are marketed as OTC hearing aids, they may not be covered under certain plans even if medical necessity is otherwise established. We may need to work with individual carriers (including FEHB plans) to establish coverage for OTC hearing aids. In addition, the OTC framework may also generally result in additional compliance or other regulatory requirements for us. It may also be dependent on any potential Medicare or other insurance coverage, if any, for certain hearing aids (which may not include Eargo hearing aids). We may never achieve sufficient additional third-party reimbursement to meaningfully restore or expand our access to insurance coverage.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the years ended December 31, 2021 and 2020, we incurred net losses of $157.8 million and $39.9 million, respectively, and for the three months ended March 31, 2022 and 2021, we incurred net losses of $30.6 million and $13.6 million, respectively. As a result of our ongoing losses, as of March 31, 2022, we had an accumulated deficit of $387.5 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and have and may continue to increase as a result of the costs involved in resolving the DOJ investigation, including the approximately $34.4 million we paid pursuant to the settlement agreement with the U.S. government, and other corrective actions and recoupment of previous claims paid, as well as other legal proceedings, and their duration and impact on our business generally. They may also fluctuate and increase as a result of the anticipated implementation of a pending OTC hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids, neither of which may ultimately be favorable to us.

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

Historically, the majority of hearing aids sold to customers who used insurance benefits as a method of direct payment to Eargo corresponded to claims for reimbursement to third-party payors under the FEHB program. While we will need to work with applicable third-party payors to align on the process and required documentation for potentially submitting claims through the FEHB program in the future, we may be unable to validate and establish processes to support the submission of claims for reimbursement to health plans under the FEHB program in the future. As such, our future growth prospects may be dependent upon other opportunities, such as the pending OTC hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids that we may be able to access.

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

We market our hearing aids through a mix of digital and traditional marketing channels. These include paid search, digital display advertising, email marketing, affiliate and channel marketing, direct response television, national reach television, direct mail and select print and radio advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect to continue to spend significant amounts to acquire new customers and increase awareness of our products. Beginning on December 8, 2021, we do not currently accept insurance benefits as a method of direct payment. As a result, we have reduced sales and marketing resources that were previously focused on insurance customers to prioritize the conversion of cash-pay consumers into satisfied customers. The shift to a cash-pay only model is likely to increase the cost to acquire new customers, based on the historically lower conversion rate for cash-pay customers as compared to customers with potential insurance benefits. This shift to a cash-pay only model may be reinforced by the OTC regulatory framework, if finalized, and if our products are marketed as OTC hearing aids, which may not be covered under certain plans even if medical necessity is otherwise established. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products while lowering our acquisition costs, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition or fully understand or estimate the conditions and behaviors that drive consumer behavior. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our marketing efforts will result in increased sales of our products.

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

We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for our latest device and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of March 31, 2022, we had provisions of approximately $4.2 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

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

Our customer sales returns rate was approximately 34% in the first quarter of 2022. Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. Additionally, following learning of the DOJ investigation and prior to shifting to our current upfront payment requirement, we offered customers with potential insurance benefits the option to return their hearing aids or purchase their hearing aids without use of their insurance benefits if their claim is denied or ultimately not submitted by us to their insurance plan for payment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information).

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. Our net revenue and profitability have been and will continue to be negatively impacted by the inability to recognize revenue related to shipments to customers with potential insurance benefits, which customers generally have had a significantly lower rate of return as compared to cash-pay customers. As we have shifted to selling on a “cash-

pay” basis only, we have experienced a significantly higher sales return rate. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they continue to increase, our net revenue may continue to decrease, and our business, financial condition and results of operations could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors affecting our business—Sales returns rate.”

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

In June 2018, we entered into a loan agreement, as amended in January 2019, May 2020 and in September 2020, with Silicon Valley Bank (the loan to which such loan agreement, as amended, relates, the “2018 Loan”). We borrowed $15.0 million upon the closing of the September 2020 amendment, a portion of which was used to repay in full the outstanding principal amount of the previously funded term loan. As of March 31, 2022, $15.5 million in aggregate principal amount was outstanding under the term loan facility. The 2018 Loan has a maturity date of September 1, 2024. The 2018 Loan contains various covenants that limit our ability to engage in specified types of transactions without Silicon Valley Bank’s prior consent. These covenants limit our ability to, among other things:

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

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of March 31, 2022, we had 23 issued U.S. patents, 22 patents outside the United States, 7 pending U.S. patent applications and 9 pending foreign patent applications.

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

Our common stock is currently traded on the Nasdaq under the symbol “EAR.” In order for our securities to be eligible for continued listing on Nasdaq, we must remain in compliance with certain Nasdaq continued listing standards. We were notified by Nasdaq on November 18, 2021 that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing our Form 10-Q for the period ended September 30, 2021 (our “Q3 2021 10-Q”) with the SEC. In accordance with Nasdaq Listing Rules, we submitted a plan to regain compliance. Nasdaq granted us an exception of up to 180 days from our Q3 2021 10-Q’s original filing due date, or until May 16, 2022, to regain compliance. On March 2, 2022, we filed a Form 12b-25 notifying the SEC that we would be unable to timely file our annual report on Form 10-K for the year ended December 31, 2021 (our “2021 10-K”). On March 4, 2022, we were notified again by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the delay in filing the 2021 10-K. As a result, we submitted to Nasdaq an update to our original plan to regain compliance. Nasdaq’s notification dated March 4, 2022 indicated that any exception to allow us to regain compliance with all untimely filings would be limited to a maximum of 180 calendar days from the due date of our Q3 2021 10-Q, or May 16, 2022.

On May 11, 2022, we filed a Form 12b-25 notifying the SEC that we would be unable to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (our “Q1 2022 10-Q”). On May 12, 2022, we received a letter from Nasdaq notifying us that because we remained delinquent in filing our Q3 2021 10-Q and 2021 10-K, and, in addition, because we were delinquent in filing our Q1 2022 10-Q, we had not regained compliance and would not meet the terms of the exception. The letter indicated that our securities would be subject to delisting on May 23, 2022 as a result of our non-compliance, unless on or before May 19, 2022 we requested a hearing before the Nasdaq Hearings Panel and requested an extended stay of suspension or delisting.  We timely requested a hearing and further stay.

On May 13, 2022, we filed our Q3 2021 10-Q and our 2021 10-Q.

On May 19, 2022, we received a letter from Nasdaq scheduling a hearing for June 16, 2022, and noting that any suspension of delisting of our securities was stayed until June 3, 2022.  The stay could be further extended at the option of the Nasdaq Hearings Panel, and we have asked the Nasdaq Hearings Panel for a further stay.  On May 20, 2022, we received a letter from Nasdaq confirming that the Nasdaq Listing Qualifications Staff has determined that due to filing our Q3 2021 10-Q and our 2021 10-K on May 13, 2022, we now comply with Nasdaq Listing Rule 5250(c)(1) for those filings.  However, we will still be required to address our delinquent Q1 2022 10-Q filing at the hearing on June 16, 2022, unless Nasdaq determines that through our filing of this Q1 2022 10-Q we have regained compliance with all criteria for continued listing and determines to cancel the hearing.

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

In connection with the preparation of our financial statements at the time of our IPO and through the financial reporting period ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting and our entity level controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we fail to remediate identified material weaknesses or identity additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

As of December 31, 2021, we no longer qualify as an “emerging growth company,” and as a result, we are required to comply with increased disclosure and compliance requirements.

As of December 31, 2021, based on the market value of our common stock on the relevant measurement date exceeding $700 million, we no longer qualify as an emerging growth company and instead are deemed a “large accelerated filer” within the meaning of applicable SEC rules.

As a large accelerated filer, we are now subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

As of March 31, 2022, based on public filings, our current executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 36.7% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. Depending on the involvement and action of other stockholders, these principal stockholders and management may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had a total of 39,344,518 shares of common stock outstanding as of March 31, 2022.

The holders of approximately 8.7 million shares of our common stock, or approximately 22% of our total outstanding common stock as of March 31, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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
•

the required approval of at least 66 2⁄3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or to repeal certain provisions of our amended and restated certificate of incorporation;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

There were no unregistered sales of our equity securities during the three months ended March 31, 2022.

Use of Proceeds

On October 15, 2020, our registration statement on Form S-1, as amended (Registration No. 333-249075), for our IPO was declared effective by the SEC. There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 19, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Form	Dated	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	10/20/2020	3.1
3.2	Amended and Restated Bylaws	8-K	10/20/2020	3.2
10.1	Promotion Letter by and between Eargo, Inc. and Mark Thorpe.#	8-K	1/18/2022	10.1

10.2	Employment Agreement by and between Eargo, Inc. and Mark Thorpe.#	8-K	1/18/2022	10.2

10.3	Settlement Agreement.	8-K	5/2/2022	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	Inline XBRL Instance Document†
101.SCH	Inline XBRL Taxonomy Extension Schema Document†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)†
†	Filed herewith.
‡	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eargo, Inc.

Date: May 24, 2022	By:	/s/ Christian Gormsen
Christian Gormsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2022	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial Officer)