Form 10-Q
period 2022-06-30
Eargo, Inc.
filed 2022-08-08
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 3, 2022, the registrant had 39,385,438 shares of common stock, par value $0.0001 outstanding.

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

•	our ability to continue to maintain the listing of our securities on The Nasdaq Stock Market LLC (“Nasdaq”);
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Eargo, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$106,630	$110,500
Accounts receivable, net	12,235	12,547
Inventories	6,822	5,712
Prepaid expenses and other current assets	7,106	10,873
Total current assets	132,793	139,632
Operating lease right-of-use assets	6,568	7,165
Property and equipment, net	8,202	9,551
Intangible assets, net	1,372	1,681
Goodwill	873	873
Other assets	210	1,209
Total assets	$150,018	$160,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,371	$9,053
Accrued expenses	8,767	9,235
Sales returns reserve	12,746	13,827
Settlement liability	—	34,372
Convertible notes	100,000	—
Long-term debt, current portion	—	3,333
Other current liabilities	1,815	1,813
Lease liability, current portion	702	750
Total current liabilities	132,401	72,383
Lease liability, noncurrent portion	6,373	6,640
Long-term debt, noncurrent portion	—	11,924
Total liabilities	138,774	90,947
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 300,000,000 shares authorized as of June 30, 2022 and 110,000,000 shares authorized as of December 31, 2021, respectively; 39,385,438 and 39,307,093 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	431,141	425,972
Accumulated deficit	(419,901)	(356,812)
Total stockholders’ equity	11,244	69,164
Total liabilities and stockholders’ equity	$150,018	$160,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue, net	$7,247	$22,883	$16,423	$44,931
Cost of revenue	4,733	6,462	10,224	12,759
Gross profit	2,514	16,421	6,199	32,172
Operating expenses:
Research and development	3,879	5,148	9,726	9,926
Sales and marketing	12,734	21,903	26,024	38,758
General and administrative	17,344	8,432	32,278	15,919
Total operating expenses	33,957	35,483	68,028	64,603
Loss from operations	(31,443)	(19,062)	(61,829)	(32,431)
Other income (expense), net:
Interest income	56	6	61	17
Interest expense	(285)	(266)	(549)	(529)
Loss on extinguishment of debt	(772)	—	(772)	—
Total other income (expense), net	(1,001)	(260)	(1,260)	(512)
Loss before income taxes	(32,444)	(19,322)	(63,089)	(32,943)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(32,444)	$(19,322)	$(63,089)	$(32,943)
Net loss attributable to common stockholders, basic and diluted	$(32,444)	$(19,322)	$(63,089)	$(32,943)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.50)	(1.60)	$(0.85)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,364,299	38,806,861	39,343,955	38,546,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2021	39,307,093	$4	$425,972	$(356,812)	$69,164
Stock-based compensation	—	—	3,024	—	3,024
Exercise of stock options	37,425	—	92	—	92
Restricted stock units cash settlement	—	—	(69)	—	(69)
Net loss and comprehensive loss	—	—	—	(30,645)	(30,645)
Balance March 31, 2022	39,344,518	4	429,019	(387,457)	41,566
Stock-based compensation	—	—	1,511	—	1,511
Exercise of stock options and release of restricted stock units	40,920	—	33	—	33
Tax withholdings on settlement of restricted stock units	—	—	(22)	—	(22)
Issuance costs	—	—	600	—	600
Net loss and comprehensive loss	—	—	—	(32,444)	(32,444)
Balance June 30, 2022	39,385,438	$4	$431,141	$(419,901)	$11,244

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2020	38,246,601	$4	$392,965	$(199,058)	$193,911
Stock-based compensation	—	—	5,449	—	5,449
Exercise of stock options	51,467	—	118	—	118
Net loss and comprehensive loss	—	—	—	(13,621)	(13,621)
Balance March 31, 2021	38,298,068	4	398,532	(212,679)	185,857
Stock-based compensation	—	—	5,519	—	5,519
Exercise of stock options	668,760	—	1,181	—	1,181
Issuance of common stock in connection with employee stock purchase plan	174,743	—	2,674	—	2,674
Net loss and comprehensive loss	—	—	—	(19,322)	(19,322)
Balance June 30, 2021	39,141,571	$4	$407,906	$(232,001)	$175,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(63,089)	$(32,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,713	1,424
Stock-based compensation	4,535	10,372
Non-cash interest expense and amortization of debt discount	209	208
Debt issuance costs from convertible notes	5,662	—
Loss on extinguishment of debt	772	—
Non-cash operating lease expense	597	554
Bad debt expense	429	594
Loss on disposal of property and equipment	28	—
Changes in operating assets and liabilities:
Accounts receivable	(117)	(12,162)
Inventories	(1,110)	(463)
Prepaid expenses and other current assets	4,763	834
Other assets	999	(24)
Accounts payable	(3,294)	942
Accrued expenses	(213)	738
Sales returns reserve	(1,081)	(479)
Settlement liability	(34,372)	—
Other current and noncurrent liabilities	2	(404)
Operating lease liabilities	(315)	(597)
Net cash used in operating activities	(82,882)	(31,406)
Investing activities:
Purchases of property and equipment	(2,056)	(546)
Capitalized software development costs	(296)	(2,418)
Cash paid for acquisition of business	—	(2,434)
Net cash used in investing activities	(2,352)	(5,398)
Financing activities:
Proceeds from stock options exercised	125	1,299
Debt repayments	(16,238)	—
Proceeds from employee stock purchase plan purchases	—	2,674
Proceeds from issuance of convertible notes, net of issuance costs paid to lender	99,903	—
Payment of convertible notes issuance costs to third parties	(2,335)	—
Payment of taxes related to net share settlement of restricted stock units	(22)	—
Restricted stock units settled in cash	(69)	—
Net cash provided by financing activities	81,364	3,973
Net decrease in cash and cash equivalents	(3,870)	(32,831)
Cash and cash equivalents at beginning of period	110,500	212,185
Cash and cash equivalents at end of period	$106,630	$179,354
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$84	$26
Stock-based compensation included in capitalized software costs	$—	$596
Convertible preferred stock issuance costs included in accounts payable	$—	$600
Acquisition liability in accrued liabilities	$—	$429

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

DOJ investigation and settlement and claims audits

On September 21, 2021, the Company was informed that it was the target of a criminal investigation by the U.S. Department of Justice (the “DOJ”) related to insurance reimbursement claims the Company submitted on behalf of its customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (the “OPM”). The investigation also pertained to Eargo’s role in customer reimbursement claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Additionally, the third-party payor with whom the Company historically had the largest volume, which is one of the carriers contracted with the OPM under the FEHB program (“largest third-party payor”), conducted an audit of insurance reimbursement claims (“claims”) submitted by the Company (the “Primary Audit”), which included a review of medical records. The Company was informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

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

Beginning on December 8, 2021, the Company made the decision to stop accepting insurance benefits as a method of direct payment and it is uncertain when, if ever, the Company will resume accepting insurance benefits as a method of direct payment. While the Company intends to work with the government and third-party payors with the objective of validating and establishing processes to support any future claims that it may submit for reimbursement, the Company may not be able to arrive at acceptable processes or submit any future claims.

Total life-to-date payments the Company has received through June 30, 2022 from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44 million, which is unchanged from December 31, 2021. As discussed further in Note 5, based on the settlement agreement with the U.S. government, the Company has recorded a settlement liability of $34.4 million as of December 31, 2021. The settlement amount was treated as consideration payable to a customer and was recorded as a reduction of revenue in the third quarter of 2021. On May 2, 2022, the Company paid the settlement amount.

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

The Company estimated that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by the Company for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021 that was recorded during the year ended December 31, 2021. Of the $12.7 million sales returns reserve recorded as of June 30, 2022, $11.3 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.

Further, the Company also estimated that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by the Company for payment may not pay for or return the hearing aid system, resulting in bad debt expense that was recorded during the year ended December 31, 2021.

Notwithstanding the settlement, the Company remains subject to prepayment review of claims by its largest third-party payor before any insurance payments are made. The Company does not intend to submit claims through the FEHB program until it is able to establish processes with applicable third-party payors to support the submission of these claims, and the Company may be unable to do so.

Liquidity and going concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of June 30, 2022, the Company had cash and cash equivalents of $106.6 million and an accumulated deficit of $419.9 million.

In June 2022, the Company entered into a note purchase agreement (“Note Purchase Agreement”) pursuant to which it agreed to issue and sell up to $125.0 million in senior secured convertible notes (the “Notes”) of the Company (the “Note Transaction”), of which $100.0 million were issued as of June 30, 2022 and will mature in June 2023. Further, the Company’s future operating requirements will be substantial and it will need to raise significant additional resources to fund its operations through equity or debt financing, or some variation thereof. The Company is currently exploring fundraising opportunities to meet these capital requirements, including conducting a rights offering (“Rights Offering”) under the terms of the Note Transaction documents. If the Company is unable to raise additional funding to meet its operational needs, it will be forced to limit or cease its operations. The Note Transaction and Rights Offering are discussed further in Note 6.

The Company believes that, without the completion of the Rights Offering or an alternative future financing, its current resources are insufficient to satisfy its obligations as they become due within one year after the date that the financial statements are issued. The negative cash flows and current lack of financial resources of the Company raise substantial doubt as to the Company’s ability to continue as a going concern. Additionally, if the Company is unable to complete the Rights Offering and all of the Notes remain outstanding, it will have insufficient funds to repay the Notes at their maturity without additional capital.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty.

While the extent to which the Company is able to validate and establish processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, if at all, in the future, and the future impacts of the anticipated implementation of a pending over-the-counter (“OTC”) hearing aid regulatory framework (which may lead insurance providers to take actions limiting the Company’s ability to access insurance coverage and may also generally result in additional compliance or other regulatory requirements for the Company) is difficult to assess or predict at this time, since the announcement of the DOJ investigation, there has been and may continue to be a significant reduction in shipments, revenue and gross margin, which could negatively impact the Company’s liquidity and working capital, including by impacting its ability to access additional capital.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting of Eargo, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Significant accounting policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K, except for the policy titled “Convertible notes - fair value option” below.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of June 30, 2022, the Company has not experienced any losses on its deposit accounts and money market accounts. As of June 30, 2022, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Approximately 95% and 93% of the Company’s gross accounts receivable as of June 30, 2022 and December 31, 2021, respectively, were for customers with insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 92% and 90% of the Company’s gross accounts receivable as of June 30, 2022 and December 31, 2021, respectively, were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through the Company’s largest third-party payor, which conducted the Primary Audit. During the Primary Audit, certain claims with a service date after March 1, 2021 were not submitted for reimbursement and, as of June 30, 2022, have not yet and may never be submitted for reimbursement. The gross accounts receivable balance as of June 30, 2022 is primarily attributable to such claims. We remain subject to a prepayment review of claims by the payor who conducted the Primary Audit.

Please see caption “DOJ investigation and settlement and claims audits” in Note 1 for more information regarding the DOJ investigation and claims audits.

Convertible notes - fair value option

As permitted under ASC 825, the Company has elected the fair value option to account for the Notes that were issued in June 2022, discussed further at Note 6. In accordance with ASC 825, the Company recorded the Notes at fair value with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss with the exception of changes in fair value due to instrument-specific credit risk, which are recorded as a component of other comprehensive income in the condensed consolidated statements of operations and comprehensive loss. Interest expense related to the Notes is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Notes were expensed as incurred as a component of general and administrative expenses and were not deferred.

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

3. Fair value measurements

The following table summarizes the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Convertible notes	$—	$—	$100,000	$100,000

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of December 31, 2021.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The Company elected the fair value option to account for the Notes (see Note 6). The fair value of the Notes was determined based on significant inputs not observable in the market, which represents a level 3 measurement within the fair value hierarchy.

4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	June 30,	December 31,
	2022	2021
	(in thousands)
Raw materials	$865	$1,905
Finished goods	5,957	3,807
Total inventories	$6,822	$5,712

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Advanced payroll deposits	$3,129	$3,889
Prepaid insurance fees	1,185	2,945
Prepaid software subscription	1,141	1,468
Prepaid fixtures	996	—
Prepaid marketing costs	212	1,948
Other	443	623
Total prepaid expenses and other current assets	$7,106	$10,873

Property and equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Capitalized software	$11,595	$11,569
Tools and lab equipment	4,993	4,712
Furniture and fixtures	906	906
Leasehold improvements	978	861
Computer and equipment	494	401
	18,966	18,449
Less accumulated depreciation and amortization	(10,764)	(8,898)
Total property and equipment, net	$8,202	$9,551

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 amounted to $1.1 million and $0.7 million, respectively, which includes amortization of capitalized software costs of $0.9 million and $0.2 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 amounted to $2.4 million and $1.4 million, respectively, which includes amortization of capitalized software costs of $1.8 million and $0.5 million, respectively.

Intangible assets, net

Intangible assets, net consist of the following:

	June 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$425	$1,275
Other	290	193	97
Total intangible assets, net	$1,990	$618	$1,372

	December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$212	$1,488
Other	290	97	193
Total intangible assets, net	$1,990	$309	$1,681

Amortization expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets, net as of June 30, 2022:

Amount
(in thousands)
Remainder of 2022	$309
2023	425
2024	425
2025	213
Total	$1,372

Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$4,546	$4,845
Accrued warranty reserve	3,888	4,014
Refunds due to customers	333	376
Total accrued expenses	$8,767	$9,235

Sales returns reserve

The sales returns reserve consists of the following activity:

	Six months ended June 30,
	2022	2021
	(in thousands)
Sales returns reserve, beginning balance	$13,827	$4,326
Reduction of revenue	8,075	13,605
Utilization of sales returns reserve	(9,156)	(14,084)
Sales returns reserve, ending balance	$12,746	$3,847

Of the $12.7 million sales returns reserve recorded as of June 30, 2022, $11.3 million relates to unsubmitted claims from shipments prior to September 22, 2021 (at which time the Company suspended all claims submissions activities) that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.

Allowance for credit losses

The allowance for credit losses consists of the following activity:

	Six months ended June 30,
	2022	2021
	(in thousands)
Allowance for credit losses, beginning balance	$4,838	$1,868
Charged to expense	429	594
Accounts written off, net of recoveries	(610)	(522)
Allowance for credit losses, ending balance	$4,657	$1,940

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Six months ended June 30,
	2022	2021
	(in thousands)
Accrued warranty reserve, beginning balance	$4,014	$2,390
Charged to cost of revenue	1,315	1,837
Utilization of accrued warranty reserve	(1,441)	(597)
Accrued warranty reserve, ending balance	$3,888	$3,630

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

The ROU asset and corresponding lease liability for the Company’s operating leases were estimated using a weighted-average incremental borrowing rate of 7.7%. The weighted-average remaining lease term is 6.85 years.

For the three and six months ended June 30, 2022, the Company incurred $0.4 million and $0.9 million of operating lease costs, respectively. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the three and six months ended June 30, 2022.

As of June 30, 2022, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Operating leases
(in thousands)
Remainder of 2022	$735
2023	1,114
2024	1,081
2025	1,331
2026	1,372
Thereafter	3,607
Total minimum future lease payments	9,240
Present value adjustment for minimum lease commitments	(2,165)
Total lease liability	$7,075

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

DOJ Investigation and Settlement. On September 21, 2021, the Company was informed that it was the target of a criminal investigation by the DOJ related to insurance reimbursement claims the Company submitted on behalf of its customers covered by various federal employee health plans under the FEHB program. The investigation also pertained to the Company’s role in customer reimbursement claim submissions to federal employee health plans. Additionally, the Company was the subject of an ongoing claims audit by an insurance company that was historically the Company’s largest third-party payor and was informed by such insurance company that the DOJ was the principal contact related to the subject matter of the audit. In addition to such audit, the Company has been subject to a number of other audits of insurance reimbursement claims submitted to additional third-party payors. One of these claims audits does not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

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

The settlement of the investigation may not resolve all of the audits of insurance reimbursement claims by additional third-party payors, and additionally the Company remains subject to a prepayment review of claims by the payor who conducted the Primary Audit. The Company will need to work with applicable third-party payors to establish processes to support any future claims that it may submit for reimbursement, and there are no guarantees that the Company will be able to arrive at any such acceptable processes or submit any future claims. The Company does not intend to submit claims through the FEHB program until it is able to align with such payors on and establish processes for supporting the submission of these claims.

Securities Class Action. Fazio v. Eargo, Inc., Christian Gormsen, & Adam Laponis., No. 21-cv-07848 (N.D. Cal. Oct. 6, 2021); Chung v. Eargo, Inc., Christian Gormsen, & Adam Laponis., No. 21-cv-08597 (N.D. Cal. Nov. 4, 2021); IBEW Local 353 Pension Plan v. Eargo, Inc., Christian Gormsen, Adam Laponis, Josh Makower, Juliet Bakker, Peter Tuxen Bisgaard, Doug Hughes, Geoff Pardo, Nina Richardson, A. Brooke Seawell, David Wu, J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, & William Blair & Company, L.L.C., No. 21-cv-08747 (N.D. Cal. Nov. 10, 2021). On October 6, 2021, putative shareholder Joseph Fazio filed a purported securities class action against the Company and certain of its officers (the “Fazio action”). Plaintiff alleges that certain of the Company’s disclosures about its business, operations, and prospects, including reimbursements from third-party payors, violated federal securities laws. Fazio voluntarily dismissed his complaint on December 6, 2021. On November 4, 2021, putative shareholder Alden Chung filed a substantially similar purported class action lawsuit (the “Chung action”). On November 10, 2021, putative shareholder IBEW Local 353 Pension Plan filed a similar purported class action, and also asserted claims under the federal securities laws against current and former members of the Company’s Board of Directors (the “Board of Directors”) and the underwriters of the Company’s October 15, 2020 initial public offering of common stock (the “IBEW action”). These class actions, which seek damages and other relief, were filed in the U.S. District Court for the Northern District of California. The Fazio and Chung actions were brought purportedly on behalf of a class of investors who purchased or otherwise acquired Eargo securities between February 25, 2021 and September 22, 2021. The IBEW Local 353 action was brought purportedly on behalf of a class of investors who purchased or otherwise acquired: (i) Eargo shares in or traceable to the Company’s October 15, 2020 initial public offering of common stock; and/or (ii) shares of Eargo common stock between October 15, 2020 and September 22, 2021. On January 5, 2022, the court consolidated the foregoing class actions (as consolidated, the “Securities Class Action”) under the caption In re Eargo, Inc. Securities Litigation, No. 21-cv-08597-CRB, and appointed IBEW Local 353 Pension Plan and Xiaobin Cai as Lead Plaintiffs and Bernstein Litowitz Berger & Grossmann LLP and Block & Leviton LLP as Lead Counsel. On May 20, 2022, Lead Plaintiffs filed a consolidated amended complaint, which purports to extend the class period through March 2, 2022. Defendants filed a motion to dismiss on July 29, 2022.

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

Derivative Actions. On December 3, 2021, putative shareholder Barbara Wolfson filed a derivative complaint purportedly on Eargo’s behalf against members of the Board of Directors and the Company as nominal defendant, captioned Wolfson v. Christian Gormsen, Joshua Makower, Douglas J. Hughes, Nina Louise Richardson, Katie J. Bayne, Peter Tuxen Bisgaard, A. Brooke Seawell, David Wu, and Eargo, Inc., No. 21-cv-09342 (N.D. Cal. Dec. 3, 2021) (the “Wolfson Action”). Plaintiff asserts, among other things, that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures and compliance with laws, rules and regulations governing the business. Plaintiff purports to assert derivative claims on the Company’s behalf for alleged violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breach of fiduciary duty, waste of corporate assets, and aiding and abetting. On March 1, 2022, the court entered the parties’ stipulation staying the Wolfson Action until the pending motion to dismiss in the Securities Class Action is decided. On June 9, 2022, putative shareholder Brodie Woodward filed a derivative complaint purportedly on Eargo’s behalf against the same defendants as in the Wolfson Action, as well as Juliet Tammenoms Bakker, Adam Laponis, and Geoff Pardo, captioned Woodward v. Gormsen, et al., No. 22-cv-03419 (N.D. Cal. June 9, 2022) (together with the Wolfson Action, the “Derivative Actions”). Plaintiff Woodward asserts substantively similar allegations and causes of action as those asserted in the Wolfson Action. On August 4, 2022, the court granted the parties’ stipulation to consolidate the Derivative Actions and to stay the consolidated action until the resolution of the pending motion to dismiss in the Securities Class Action.

The defendants intend to vigorously defend the Derivative Actions and cannot reasonably estimate any loss or range of loss that may arise from the litigations. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial position, results of operations, or cash flows will not be materially adversely affected.

6. Debt obligations

2018 Loan Agreement

In June 2018, the Company entered into a Loan and Security Agreement (as subsequently amended, the “2018 Loan Agreement”) with Silicon Valley Bank, as amended in January 2019, May 2020 and September 2020. The Company’s existing subsidiaries were, and any additional future domestic subsidiaries of the Company were required to be, co-borrowers jointly and severally liable under the 2018 Loan Agreement.

On June 28, 2022, in connection with the Note Transaction, the Company repaid the outstanding balance of $15.0 million, as well as a prepayment fee of $0.3 million and a final payment fee of $0.9 million, and terminated the 2018 Loan Agreement. In connection with the repayment of the 2018 Loan Agreement, the Company recognized a loss on extinguishment of $0.8 million.

During the six months ended June 30, 2022 and 2021, the Company recognized interest expense related to the 2018 Loan Agreement of $0.5 million and $0.5 million, respectively, which is inclusive of amortization of debt discount.

2022 Convertible Notes

On June 24, 2022, the Company entered into the Note Purchase Agreement with an affiliate of Patient Square Capital (together with any subsequent holders of notes under the Note Purchase Agreement, the “Noteholders”) and Drivetrain Agency Services, LLC, as administrative agent and collateral agent. Pursuant to the Note Purchase Agreement, the Company agreed to issue and sell up to $125.0 million of Notes. On June 28, 2022, the Company closed the initial issuance of $100.0 million of Notes (the “First Tranche Closing”). The Company incurred $5.7 million in transaction costs related to the Note Transaction, which were recorded to general and administrative expenses.

The Notes mature and will be due in cash at the Repayment Value (as defined below) on the one-year anniversary of the First Tranche Closing, subject to earlier conversion, redemption or repurchase in accordance with their terms (the “Maturity Date”). The Notes are senior, secured obligations bearing interest at a rate of 12.00% per annum, payable quarterly in arrears on the first calendar day of each calendar quarter. Other than on the Maturity Date or any optional redemption date, accrued interest shall be paid in-kind by adding such interest to the outstanding principal of the Notes. The Company may, at its option, repay all (but not a portion) of the Notes outstanding upon three business days’ prior written notice at a price equal to the Repayment Value, and the Note Purchase Agreement does not prohibit the Company from refinancing the Notes with a new equity or debt financing. The “Repayment Value” of any Note on any applicable date means an amount payable such that the annualized return on the initial principal amount, which excludes accrued interest, of the Notes is no less than 12.00%, or, if greater, an amount equal to 150% of the initial principal amount of such Note. Upon an event of default, which includes a failure to complete the Rights Offering by December 24, 2022, the violation of certain covenants, and a change in control, the Company can be required to repay the Notes at the Repayment Value. Immediately upon the occurrence and during the continuance of an event of default, the Notes shall bear interest at a rate per annum which is 12.00% above the rate that is otherwise applicable thereto.

Rights offering

The Company has agreed to complete a Rights Offering, subject to stockholder approval, for an aggregate of 375 million shares of common stock to the Company’s stockholders at an offering price of $0.50 per share of common stock. If a Rights Offering is completed within 150 days following the First Tranche Closing, then the Notes will automatically convert into (i) a number of shares of common stock equal to 375 million less the number of shares purchased in the Rights Offering by the Company’s stockholders, and (ii) cash in an amount equal to (x) the Repayment Value of Notes outstanding less (y) the Rights Offering Shortfall Amount. The “Rights Offering Shortfall Amount” represents an amount equal to (a) 375 million less the number of shares purchased by the Company’s stockholders in the Rights Offering, multiplied by (b) $0.50. If existing stockholders purchase less than 75 million shares in the Rights Offering, then the Noteholders have agreed to purchase up to an additional $25.0 million of Notes (the “Second Tranche”).

If a Rights Offering is completed between 150 days and 180 days following the First Tranche Closing, then the Second Tranche will be issued in full and the Notes will automatically convert into (i) a number of shares of common stock equal to 375 million less the number of shares purchased in the Rights Offering by the Company’s stockholders, and (ii) cash in an amount equal to the number of shares purchased by the Company’s stockholders multiplied by $0.50.

Fair value

The Company elected as of the issuance date to account for the Notes at fair value, which it believes better reflects the underlying economics of the Notes and their embedded features. Fair value was determined to be $100 million upon issuance, which is the principal amount of the Notes upon the First Tranche Closing. The Company determined that the fair value of the Notes did not materially change between the First Tranche Closing and June 30, 2022. The fair value of the Notes is estimated as a combination of the Company’s equity and an option on the Company’s equity valued using the Black-Scholes option pricing model.

The following table provides a summary of the change in the estimated fair value of the Notes:
Total
(in thousands)
Balance — December 31, 2021	$—
Fair value of convertible notes upon issuance	100,000
Balance — June 30, 2022	$100,000

Covenants and collateral

The Notes are collateralized by substantially all the assets of the Company, including intellectual property. The Note Purchase Agreement contains various affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, as well as requiring the Company to maintain a minimum of $40.0 million of cash and cash equivalents. The Company was in compliance with all of the covenants as of June 30, 2022.

7. Stock-based compensation

Total stock-based compensation is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$37	$113	$59	$299
Research and development	(585)	1,100	435	2,167
Sales and marketing	693	1,899	1,333	3,754
General and administrative	1,366	2,129	2,708	4,152
Total stock-based compensation	$1,511	$5,241	$4,535	$10,372

Stock-based compensation recorded to research and development expenses during the three and six months ended June 30, 2022 reflect a decrease in cumulative compensation cost recorded for performance-based restricted stock units (“RSU”) as a result of a change in the estimated probability of vesting conditions being met as of June 30, 2022, as discussed further below.

Stock-based compensation costs capitalized as part of capitalized software costs was $0.3 million and $0.6 million during the three and six months ended June 30, 2021, respectively. No stock-based compensation costs have been capitalized during the six months ended June 30, 2022.

Equity incentive plans

As of June 30, 2022, 4,920,572 shares of common stock are issuable upon the exercise of outstanding awards under the 2010 Equity Incentive Plan. As of June 30, 2022, the Company had reserved 9,130,881 shares of common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”), of which 6,711,814 are available for issuance in connection with grants of future awards.

As a result of the uncertainty created by the DOJ investigation and the ongoing claims audits, on November 9, 2021, the Company temporarily restricted its employees from selling Company common stock, ceased granting restricted stock units (“RSU”) that settle solely in Company common stock, suspended its ESPP and paused the settlement of outstanding RSUs, each effective as of November 9, 2021. RSUs that vested on November 15, 2021 were settled in cash during the first quarter of 2022. RSUs that vested on February 15, 2022 and May 15, 2022, respectively, were settled in shares during the second quarter of 2022. All equity awards that are currently outstanding continue to vest in accordance with their existing vesting schedules.

Stock options

Stock option activity for the six months ended June 30, 2022 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2021	5,406,815	$4.87	7.88	$12,860
Grants	—	—
Exercises	(51,499)	2.44
Cancelled/forfeited	(148,165)	5.51
Balance June 30, 2022	5,207,151	$4.88	7.06	$2,017
Vested and exercisable at June 30, 2022	2,949,044	$3.66	6.65	$2,017

There were no stock options granted during the six months ended June 30, 2022. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021 was $27.53 per share.

The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock.

As of June 30, 2022, total unrecognized stock-based compensation related to outstanding unvested stock options was $9.6 million, which the Company expects to recognize over a remaining weighted-average period of approximately 2.0 years.

Restricted stock units

RSUs granted under the 2020 Plan are share awards that generally entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the release of the vesting restrictions.

RSU activity for the six months ended June 30, 2022 is set forth below:

	Number of shares	Weighted average grant date fair value per share

Balance December 31, 2021	348,451	$43.19
RSUs granted	1,868,780	4.82
RSUs vested	(40,934)	49.51
RSUs forfeited	(181,067)	10.45
Balance June 30, 2022	1,995,230	$10.03

As of June 30, 2022, total unrecognized stock-based compensation related to unvested RSUs was $18.3 million, which the Company expects to recognize over a remaining weighted-average period of approximately 3.5 years.

Performance-based restricted stock units

In June 2021, the Company granted 80,000 RSUs with performance-based vesting conditions that primarily related to the achievement of certain minimum sales of Eargo hearing aid systems and that must be met by December 31, 2022 for the awards to vest. The vesting conditions associated with 75% of the awards were deemed not probable as of June 30, 2022. The Company previously estimated that all vesting conditions were probable of being satisfied as of March 31, 2022 and therefore recorded a reduction in cumulative compensation cost of $1.1 million during the three months ended June 30, 2022 as if the new estimate has been applied since the service inception date of the awards. The grant date fair value of the awards was $3.0 million. None of these awards have vested or were forfeited as of June 30, 2022.

Employee stock purchase plan

As of June 30, 2022, the Company reserved 1,502,310 shares of common stock for issuance under the ESPP, of which 1,327,567 are available for future issuance. The ESPP provides for consecutive, overlapping 24-month offering periods, which are generally divided into four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after

May 16 and November 16 of each year. Contributions under the ESPP are generally limited to a maximum of 15% of an employee’s eligible compensation.

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

The ESPP was suspended on November 9, 2021, and there were no offering periods in effect during the six months ended June 30, 2022.

8. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Common stock options issued and outstanding	5,207,151	5,690,536	5,207,151	5,690,536
Restricted stock units	2,075,230	411,746	2,075,230	411,746
Convertible notes	375,000,000	—	375,000,000	—
Shares issuable pursuant to ESPP	—	41,708	—	41,708
Total	382,282,381	6,143,990	382,282,381	6,143,990

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

We believe that our differentiated hearing aids and consumer-oriented approach have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 99 thousand Eargo hearing aid systems sold, net of returns, as of June 30, 2022.

For the six months ended June 30, 2022, we generated net revenue of $16.4 million, a decrease of $28.5 million from the six months ended June 30, 2021. The revenue decline was primarily due to a decrease in the volume of Eargo hearing aid systems shipped that was primarily due to our selling our products on a “cash-pay” basis only during the six months ended June 30, 2022 as compared to our having accepted both cash pay and insurance as a method of direct payment during the six months ended June 30, 2021. We previously accepted insurance as a method of direct payment, but suspended all claims submission activities on September 22, 2021 when we learned of the investigation by the DOJ related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program, as discussed in more detail below under “—DOJ investigation and settlement and claims audits.” We have sold our products on a “cash-pay” basis only since December 8, 2021. To date, all our revenue has been generated from customers in the United States.

Our net losses were $63.1 million and $32.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $419.9 million. We expect to continue to incur losses for the foreseeable future.

Given our need for additional capital to fund our operations, our Board, management team and financial advisors have devoted significant time and effort into exploring our strategic alternatives, including potential financing transactions to generate requisite capital to support our short- and long-term business strategies and a potential sale of the Company. We have concurrently undertaken significant measures to reduce operating expenses and preserve capital, including the elimination of certain programs and reductions in employee workforce. After reviewing all available alternatives, on June 24, 2022, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with an affiliate of Patient Square Capital (together with any subsequent holders of notes under the Note Purchase Agreement, the “Noteholders”) and Drivetrain Agency Services, LLC, as administrative agent and collateral agent, pursuant to which we agreed to issue and sell up to $125 million in senior secured convertible notes (the “Notes”) convertible into shares (“Conversion Shares”) of our common stock. On June 28, 2022, we closed the initial issuance of $100 million of Notes (the “First Tranche Closing”). We used approximately $16.2 million of the net proceeds to repay all existing third-party indebtedness and related pay-off expenses.

As of June 30, 2022, we had cash and cash equivalents of $106.6 million, including the net proceeds received from the First Tranche Closing, which are available to fund operations. Under the terms of the Note Purchase Agreement and related documents, we are required to use the proceeds for working capital purposes and to fund the Company’s general business requirements. The Note Purchase Agreement provides for our undertaking of a rights offering (the “Rights Offering”) by no later than December 24, 2022.

Based on the results of the Rights Offering and conversion of the Notes, our stockholders may experience substantial dilution of their holdings and the Noteholders may obtain a substantial or controlling interest in us. In order for us to complete the Rights Offering and issue the Conversion Shares, we will require stockholder approval, which we intend to seek at our 2022 annual meeting of stockholders that we intend to hold on October 12, 2022 (the “Annual Meeting”). If we are unable to complete the Rights Offering by December 24, 2022, including as a result of a failure to obtain stockholder approval for the Share Increase Amendment Proposal or the Nasdaq Proposal (both as defined herein), the Notes will remain outstanding and we will be in default under the Note Purchase Agreement. In such event, we will face immediate repayment obligations to our Noteholders. Unless we are able to arrange alternative financing or a sale of the Company, we expect that we would not have sufficient funds to satisfy such repayment obligations, which would allow the Noteholders to foreclose on the collateral, which consists of substantially all of our assets, including our intellectual property. For additional information regarding the Notes and the Rights Offering, see the section titled “– Convertible Note Financing” below.

DOJ investigation and settlement and claims audits

As previously disclosed, on September 21, 2021, we were informed that we were the target of a criminal investigation by the DOJ related to insurance reimbursement claims we submitted on behalf of our customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (“OPM”). The investigation also pertained to our role in customer reimbursement claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Also as previously disclosed, the third-party payor with whom historically we had the largest volume, which is one of the carriers contracted with the OPM under the FEHB program (“largest third-party payor”), conducted an audit of insurance reimbursement claims (“claims”) submitted by us (the “Primary Audit”), which included a review of medical records. We were informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. In addition to the Primary Audit, we have been subject to a number of other audits of insurance reimbursement claims submitted to additional third-party payors (collectively with the Primary Audit, the “claims audits”). One of these claims audits does not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to us that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the previously disclosed DOJ investigation related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. The allegations did not pertain to the quality or performance of our product. The settlement agreement provided for our payment of approximately $34.4 million to the U.S. government and resolved allegations that we submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. On May 2, 2022, we paid the settlement amount.

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

Beginning on December 8, 2021, we made the decision to stop accepting insurance benefits as a method of direct payment and it is uncertain when, if ever, we will resume accepting insurance benefits as a method of direct payment. While we intend to work with the government and third-party payors with the objective of validating and establishing processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at acceptable processes or submit any future claims.

Total life-to-date payments we have received through June 30, 2022 from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44 million, which is unchanged from December 31, 2021. As discussed further in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, based on the settlement agreement with the U.S. government, we recorded a settlement liability of $34.4 million in the condensed consolidated balance sheets as of December 31, 2021, respectively. The settlement amount was recorded as a reduction of revenue in the third quarter of 2021.

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

We estimated that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021 that was recorded during the year ended December 31, 2021. Of the $12.7 million sales returns reserve recorded as of June 30, 2022, $11.3 million relates to unsubmitted claims that are included in accounts receivable, net. Returns associated with unsubmitted claims will reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.

Further, we also estimated that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system, resulting in bad debt expense that was recorded during the year ended December 31, 2021.

Notwithstanding the settlement, we remain subject to prepayment review by our largest third-party payor, which administers an FEHB plan, of any claims we submit. We do not intend to submit claims through the FEHB program until we are able to establish processes with applicable third-party payors and FEHB carriers to support the submission of these claims, and we may be unable to do so. We cannot provide any assurance as to the timing or costs associated with establishing such processes, if we can do so at all, or the impact that such processes may have on our business and results of operations. At the same time, we are also taking steps to further strengthen and enhance our compliance program. Although we are working to establish dialogues with third-party payors, we expect any negotiations with payors to last for an extended period of time, and we do not plan to provide an update until if and when we have reached an understanding with payors.

Based on our correspondence to date with the OPM and the third-party payor with whom historically we had the largest volume, we expect that any such processes will require additional testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. We are evaluating alternatives for testing, including but not limited to accepting clinical documentation and prescriptions from third-party healthcare professionals, contracting with third parties or existing networks, and/or establishing a management services organization, separate from our existing corporate structure, that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the timing or costs associated with these alternatives, whether we will be successful in implementing any of them, or the impact that such changes may have on our business and operations. If we are unable to implement at least one of these alternatives for testing, we expect that we will not be able to obtain insurance coverage of our products going forward.

Effective November 1, 2022, we will not have contracts with any FEHB carriers, third-party payors, or other insurance providers, meaning that our products will be considered out-of-network for such payors and insurance providers. Based on our research and correspondence to date with the FEHB carrier with whom we historically had the largest volume, we do not anticipate the reimbursement amounts, patient co-payment amounts, or the claims submission process, including medical necessity requirements and documentation requirements, would change based on whether we are in-network or out-of-network for that FEHB carrier or other FEHB plans.  To illustrate, the hearing aid benefit in this FEHB plan is a set amount that covers the hearing aid itself and related fees and supplies, regardless of the plan option and regardless of whether the hearing aid is provided by a preferred, participating, or non-participating provider (i.e., regardless of if it is in-network or out-of-network), which is not always the case for other benefit categories. However, depending on the FEHB carrier or third-party payor, payment may be made directly to the patient rather than to the Company if the Company is out-of-network.

Further, the pending over-the-counter (“OTC”) hearing aid regulatory framework, if finalized as currently proposed, may lead such payors to take additional actions further limiting our ability to access insurance coverage, which may have a material adverse effect on our financial condition, results of operations or cash flows.

On January 5, 2022, the U.S. District Court for the Northern District of California consolidated three purported securities class actions brought against the Company (as consolidated, the “Securities Class Action”). On May 20, 2022, the lead plaintiffs filed a consolidated amended complaint, which generally alleges that certain of the Company’s disclosures about its business, operations and prospects, including reimbursements from third-party payors, violated federal securities laws. Defendants filed a motion to dismiss the consolidated amended complaint on July 29, 2022. On August 4, 2022, the U.S. District Court for the Northern District of California consolidated two verified shareholder derivative complaints brought against certain of our executive officers and current and former members of our board of directors (as consolidated, the “Derivative Action”). The court stayed the consolidated Derivative Action until the resolution of the pending motion to dismiss the Securities Class Action. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

As a result of the uncertainty created by the DOJ investigation and the claims audits, we took certain actions including, but not limited to:

•

We temporarily restricted our employees from selling Company common stock, ceased granting restricted stock unit (“RSUs”) that settle solely in Company common stock, suspended our 2020 Employee Stock Purchase Plan (“ESPP”) and paused the settlement of outstanding RSUs, in each case effective as of November 9, 2021 (collectively, the “employee equity actions”). RSUs that vested on November 15, 2021 were settled for $0.1 million in cash during the first quarter of 2022. RSUs that vested on February 15, 2022 and May 15, 2022, respectively, were settled in shares during the second quarter of 2022. All equity awards that are currently outstanding continue to vest in accordance with their existing vesting schedules.

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

•

On May 24, 2022, we announced a plan to reduce our employee workforce as part of our cost-cutting measures to reduce operating expenses and preserve capital. We substantially completed the employee workforce reduction during the second quarter of 2022, resulting in a reduction of approximately 17% of our employee workforce, or 44 people.

Convertible note financing

Note Purchase Agreement

On June 24, 2022, after reviewing all available alternatives to secure the funding needed to support the Company’s ongoing operations and pursuit of its business strategies, and a potential sale of the Company, we entered into the Note Purchase Agreement with Noteholders and Drivetrain Agency Services, LLC, as administrative agent and collateral agent. Pursuant to the Note Purchase Agreement, we agreed to issue and sell up to $125 million in Notes (the “Note Transaction”). Our Board concluded that the Note Transaction represented the best opportunity available to us to secure necessary capital and was in the best interests of stockholders. In making such determination, the Board considered, among other things, our significant cash burn for an extended period of time, including cash burn due to the settlement of the DOJ investigation, the lack of an alternative firm proposal for a financing transaction, our anticipated continued losses and deteriorating financial position in the near term, the substantial doubt as to our ability to continue as a going concern, our need for additional financing both to continue operations and focus on our business strategies, and the terms of the transaction with the Noteholders, including the availability of the Rights Offering to allow existing stockholders to mitigate the significant potential dilution to stockholders resulting from the Note Transaction and our continued ability to pursue a sale or merger transaction under the terms of the Note Transaction.

On June 28, 2022, we closed the initial issuance of $100 million of Notes, providing the Company with critical capital. We incurred $5.7 million in transaction costs related to the Note Transaction, which were recorded to general and administrative expenses. We used approximately $16.2 million of the net proceeds to repay all existing third-party indebtedness, including all amounts due under our existing term loan (the “2018 Loan Agreement”), and related pay-off expenses.

Rights Offering

In connection with the Note Transaction, we have agreed to consummate the Rights Offering for an aggregate of 375 million shares of common stock to stockholders as of a record date to be determined at an offering price of $0.50 per share of common stock. The Rights Offering is subject to our stockholders approving (i) an amendment to our certificate of incorporation to increase the number of authorized shares of common stock under the Company’s certificate of incorporation to an amount necessary to consummate the Rights Offering (the “Share Increase Amendment Proposal”) and (ii) for purposes of complying with Nasdaq Listing Rule 5635, the issuance of the full potential amount of Conversion Shares upon conversion of the Notes (the “Nasdaq Proposal”). If we are unable to complete the Rights Offering by December 24, 2022, the Notes will remain outstanding and we will be in default under the Note Purchase Agreement. We intend to commence the Rights Offering shortly after the Annual Meeting and expect it to be completed prior to November 25, 2022 (the 150th day following the First Tranche Closing), and in any event by December 24, 2022.

Conversion

If the Rights Offering is consummated by November 25, 2022, then the Notes will automatically convert into (i) a number of shares of common stock equal to 375 million less the number of shares actually subscribed for and purchased with the Rights Offering, and (ii) cash in an amount equal to (x) the Repayment Value of Notes outstanding less (y) the Rights Offering Shortfall Amount. The “Rights Offering Shortfall Amount” represents an amount equal to the product of (a) 375 million less the number of shares of common stock subscribed for and actually purchased in the Rights Offering, multiplied by (b) $0.50.

If the Rights Offering is consummated after November 25, 2022 but on or prior to December 24, 2022, then the Second Tranche Notes will be issued (subject to certain conditions) and (a) the total gross proceeds of the Rights Offering will be immediately used to repay in cash a portion of the Notes at the Repayment Value, with the principal amount of the Notes redeemed being equal to the total gross proceeds of the Rights Offering divided by 1.50, and (b) the remaining amount of the Notes that are not redeemed will immediately convert into a number of shares equal to 375 million less the number of shares actually subscribed for and purchased in the Rights Offering. The Second Tranche Notes may not be issued if the Rights Offering is not consummated by December 24, 2022.

Use of proceeds

We are permitted to use the proceeds from the sale of the Notes as working capital, to fund our general business requirements and to pay off existing indebtedness.

Interest, redemption, maturity and events of default

The Notes are senior, secured obligations of the Company, bearing interest at a rate of 12.00% per annum, payable quarterly in arrears on the first calendar day of each calendar quarter commencing on July 1, 2022. Immediately upon the occurrence and during the continuance of an event of default, the interest rate will be increased by an additional 12.00%. Other than on June 28, 2023 (the “Maturity Date”) or any optional redemption date, accrued interest shall be paid in-kind.

We may, at our option, repay all (but not a portion) of the Notes outstanding upon three business days’ prior written notice at a price equal to the Repayment Value of the Notes outstanding. The Repayment Value of any Note on any applicable date means an amount payable such that the annualized return on the initial principal amount of the Notes is no less than 12.00%, or, if greater, an amount equal to 150% of the initial principal amount of such Note.

The Notes will mature and be due in cash at the Repayment Value on the Maturity Date, subject to earlier conversion, redemption or repurchase in accordance with their terms.

The Note Purchase Agreement contains certain “events of default,” which, if triggered, would result in an increase in the amount of interest due on the Notes and may result in the acceleration of the maturity of the Notes (including the Repayment Value), among other things. Events of default under the Note Purchase Agreement include, among other things:

•	Failure to make any payment of principal or interest on any Note when due or satisfy other obligations under the Note Purchase Agreement;
•	Failure to perform certain covenants or other required actions under the Note Purchase Agreement, subject to applicable cure periods;
•	The occurrence of an event that reasonably would be expected to be a material adverse effect upon our financial condition, assets or results of operations;
•	The seizure of or levy on any material portion of our assets, or the receipt of a notice or service seeking to seize or attached over $100,000 in assets;
•	A court order restraining us from conducting any material part of our business;
•	Our insolvency or the initiation of insolvency proceedings against us;
•	Any third party becoming able to accelerate the maturity of outstanding debt over $300,000, whether or not such right is exercised;
•

Our incurrence of fines, penalties or final judgments of at least $300,000 (which are not covered by independent third-party insurance as to which liability has not been rejected by such insurance carrier) rendered against us by any governmental authority, and the same are not discharged, satisfied, or paid, or after execution thereof, stayed or bonded pending appeal, or such judgments are not discharged prior to the expiration of any such stay;

•	Any representation, warranty or other statement in the Note Transaction documents being incorrect or misleading in any material respect;
•	The Note Purchase Agreement or any collateral document ceasing to be in full force and effect;
•	The revocation, rescission, suspension or modification of any government approval in an adverse manner or the non-renewal of such an approval in the ordinary course for a full term;
•	Our becoming enjoined, restrained or in any way prevented by the order of any court or any governmental authority from conducting any material part of our business for more than fifteen days;

•	Our conviction under any criminal statute that subjects us to forfeiture of any material portion of property to any governmental authority;
•	Receipt of a delisting notice from Nasdaq or if we otherwise fail to maintain our listing;
•	Our failure to consummate the Rights Offering by December 24, 2022; or
•	Our undergoing a change of control and not concurrently repaying the Notes and all other obligations under the Note Purchase Agreement.

Restrictions on certain activities

The Note Purchase Agreement contains various covenants that limit our ability to engage in specified types of transactions without the Noteholders’ prior consent. These covenants limit our ability to, among other things:

•	encumber or license the Company’s intellectual property, subject to certain exceptions;
•	sell, transfer, lease or dispose of the Company’s assets, subject to certain exclusions;
•	create, incur or assume additional indebtedness;
•	encumber or permit liens on any of the Company’s assets other than certain permitted liens;
•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to any of the Company’s capital stock;
•	make specified investments (including loans and advances);
•	consolidate, merge with, or acquire any other entity, or sell or otherwise dispose of all or substantially all of the Company’s assets; and
•	enter into certain transactions with the Company’s affiliates.

Nothing in the Note Purchase Agreement prohibits us from refinancing the Notes (at their Repayment Value) with a new equity or debt financing, or from selling the Company (and repaying the Notes at the Repayment Value in connection with such sale). We expect that in the event we enter into a sale transaction, then we would not proceed with the Rights Offering.

Collateral

Pursuant to the Note Purchase Agreement, we granted a first-priority security interest on substantially all of our assets, including intellectual property. Any subsidiary we form or acquire is also required to become party to the Note Purchase Agreement, subject to the same requirements. Upon the occurrence of an event of default, the Administrative Agent, on behalf of the Noteholders, is entitled to, among other things, foreclose on the collateral.

Stockholder approval

In connection with the Note Transaction, we agreed to hold a meeting of stockholders within 120 days of the First Tranche Closing (i.e., by October 28, 2022) to obtain stockholder approval of the Share Increase Amendment Proposal and the Nasdaq Proposal. We intend to seek stockholder approval of these matters at the Annual Meeting.

Factors affecting our business

Our business priorities include: (i) potentially regaining insurance coverage of Eargo hearing aids for government employees under the FEHB program; (ii) refining and expanding our retail strategy; (iii) optimizing our cash pay business; and (iv) continuing to invest in innovation. We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning on December 8, 2021, as a result of the DOJ investigation and claims audits (as further described in “—DOJ investigation and settlement and claims audits”) we do not currently accept insurance as a direct method of payment, and all sales from such date are considered by us to be “cash-pay,” which includes upfront payment, credit card, third-party financing, and distributor payment. We have refocused our sales and marketing efforts and related spend to prioritize conversion of cash-pay consumer leads into satisfied customers. While we intend to work with third-party payors with the objective of validating and establishing the process to support any future claims that we may submit for reimbursement, we may not be able to arrive at an acceptable process or submit any future claims. The shift to a model that excludes insurance as a direct method of payment will likely result in a sustained increased cost of customer acquisition and require significant sales and marketing investments, based on the historically lower conversion rate for cash-pay customers as compared to customers with potential insurance benefits. Further, the exclusion of insurance as a direct payment method may also necessitate identifying commercial partnerships, omni-channel, including retail, or other opportunities, as well as the potential implementation of cost-savings measures, in order to drive cost-efficient cash-pay customer acquisition and offset the significantly higher return rates as well as the related negative impact on revenue and gross margin historically applicable to cash-pay customers

Changes to the regulatory landscape

Hearing aids are considered medical devices subject to regulation by the FDA. We currently market our products pursuant to the FDA regulatory framework for air-conduction hearing aids, which are classified as Class I or Class II devices exempt from premarket review procedures. In addition, while applicable FDA regulations establish certain “conditions for sale” of all hearing aids, including that prospective hearing aid users must have a medical evaluation by a licensed physician within the six months prior to hearing aid dispensation or sign a waiver of medical evaluation, the FDA has stated that it does not intend to enforce these medical evaluation and waiver requirements prior to the dispensing of Class I air-conduction and Class II wireless air-conduction hearing aids to individuals 18 years of age and older. Accordingly, while we are required to comply with other FDA requirements, including specific hearing aid labelling requirements and provision of a User Instructional Brochure, our products have not been reviewed by the FDA and we are not currently requiring a medical evaluation by a licensed physician to dispense.

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

The Proposed Rule also includes revised requirements for labelling, conditions for sale, performance standards and other provisions applicable to either OTC or prescription hearing aids, or both. Under the Proposed Rule, devices that require 510(k) clearance to come into compliance with the new requirements would need to be cleared by the effective date of the Final Rule to continue marketing. For all other currently marketed devices, the proposed compliance date is 180 days after the effective date of the Final Rule (240 days after the publication of the Final Rule).

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

Please see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products” for more information.

Omni-channel marketing and distribution activities through commercial partnerships

Eargo’s self-administered hearing screeners are intended to be part of our retail customer experience and are expected to be located in physical retail settings so customers can obtain general information regarding their hearing and see Eargo hearing aids in person. We also have a select number of commercial partnerships to, among other things, facilitate the retail experience, and we intend to continue to pursue additional opportunities for in-person customer engagement. For example, we have entered into an agreement with an authorized vendor to facilitate access to our hearing screeners at certain Verizon store locations. While customers can learn about Eargo hearing aids and obtain general information about their hearing through our current hearing screeners, they cannot purchase or order Eargo hearing aids in retail settings. We believe that if the Proposed Rule by the FDA regarding an OTC regulation of hearing aids is finalized in substantially the same form as proposed, the Final Rule will facilitate negotiation and execution of additional retail opportunities in the future, including the potential ability to purchase or order our products directly at retail locations.

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

As described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, approximately 95% and 93% of our gross accounts receivable as of June 30, 2022 and December 31, 2021, respectively, were for customers with potential insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 92% and 90% of our gross accounts receivable as of June 30, 2022 and December 31, 2021, respectively, were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through our largest third-party payor, which conducted the Primary Audit. We remain subject to a prepayment review of claims by the payor who conducted the Primary Audit. In addition to the Primary Audit, we are currently subject to a number of other ongoing audits of insurance reimbursement claims. One of these claims audits does not relate to claims submitted under the FEHB program. During the claims audits, the third-party payors (including our largest third-party payor) conducting such claims audits have generally suspended payments for, and in some cases denied, claims we submitted on behalf of customers, other than one third-party payor that has continued to process claims for payment throughout its ongoing audit.

We recorded a sales returns reserve of $12.7 million and $13.8 million as of June 30, 2022 and December 31, 2021, respectively, largely related to our estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment. We recorded an allowance for credit losses of $4.7 million and $4.8 million as of June 30, 2022 and December 31, 2021, respectively, primarily related to insurance claims receivable due from third-party payors and end-users as we estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers with an extended right of return and claims that have not yet and may never be submitted by us for payment may not pay for or return the hearing aid system.

While we intend to work with third-party payors with the objective of validating and establishing processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at acceptable processes or submit any future claims. At the same time, we are also taking steps to further strengthen and enhance our compliance program. Although we are working to establish dialogues with third-party payors, we expect any negotiations with payors to last for an extended period of time, and we do not plan to provide an update until if and when we have reached an understanding with payors.

Based on our correspondence to date with the OPM and the third-party payor with whom historically we had the largest volume, we expect that any such processes to support claims for reimbursement will require additional testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. We are evaluating alternatives for testing, including but not limited to accepting clinical documentation and prescriptions from third-party healthcare professionals, contracting with third parties or existing networks, and/or establishing a management services organization separate from our existing corporate structure that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the timing or costs associated with these alternatives, whether we will be successful in implementing any of them, or the impact that such changes may have on our business and operations. In addition, it is possible that such testing would be required to be conducted in-person, representing a significant change from our past processes and customer experience that may adversely impact the attractiveness of our offerings to customers, and we may not be able to efficiently or effectively integrate such tests into our operating model.

Effective November 1, 2022, we will not have contracts with any FEHB carriers, third-party payors, or other insurance providers, meaning that our products will be considered out-of-network for such payors and insurance providers. Based on our research and correspondence to date with the FEHB carrier with whom we historically had the largest volume, we do not anticipate the reimbursement amounts, patient co-payment amounts, or the claims submission process, including medical necessity requirements and documentation requirements, would change based on whether we are in-network or out-of-network for that FEHB carrier or other FEHB plans.  To illustrate, the hearing aid benefit in this FEHB plan is a set amount that covers the hearing aid itself and related fees and supplies, regardless of the plan option and regardless of whether the hearing aid is provided by a preferred, participating, or non-participating provider (i.e., regardless of if it is in-network or out-of-network), which is not always the case for other benefit categories. However, depending on the FEHB carrier or third-party payor, payment may be made directly to the patient rather than to the Company if the Company is out-of-network.

In light of the DOJ investigation, claims audits and pending OTC hearing aids regulatory framework, we may need to make significant changes to our business and operating model, including a potential long-term shift to a model that excludes insurance as a direct method of payment, which would likely result in a sustained increased cost of customer acquisition and require identification of commercial partnership, omni-channel, including retail, or other opportunities, to drive cost efficient acquisition of cash-pay customers.

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

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our returns rate impacts our reported net revenue and gross profit or loss. Sales returns rates, as defined under “—Key business metrics,” were 32% for the year ended December 31, 2021 and 34% for the six months ended June 30, 2022.

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

In addition, on December 7, 2021, we announced a plan to reduce our employee workforce to streamline our organization in response to declines in customer orders since we announced the DOJ investigation. We substantially completed the employee workforce reduction during the fourth quarter of 2021, resulting in a reduction of approximately 27% of our employee workforce, or approximately 90 people. On May 24, 2022, we announced a plan to reduce our employee workforce as part of our cost-cutting measures to reduce operating expenses and preserve capital. We substantially completed the employee workforce reduction during the second quarter of 2022, resulting in a reduction of approximately 17% of our employee workforce, or 44 people

The suspension of equity awards and reductions in workforce, in addition to any negative perceptions of employment with us as a result of the DOJ investigation, the settlement with the U.S. government, and the claims audits, could continue to adversely affect employee morale and have a material adverse impact on our ability to recruit, retain and motivate the high-quality employees critical to our operations, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

Although we believe the COVID-19 pandemic has largely resulted in favorable trends for our business, we have experienced business disruptions, particularly at our California headquarters, where a majority of our employees have been working remotely (which we permitted as an accommodation to our employees despite the fact that we were never required to close our facilities because we were deemed to have an essential workforce under the relevant California COVID-19 measures). Moreover, travel restrictions, factory closures and disruptions in global supply chains have resulted in industry-wide component supply shortages (such as in semiconductors), and we may not be able to obtain adequate inventory on a timely basis or at all. To date, increases in component pricing have occurred but have not had a material impact on supply continuity or gross margin. We have taken steps to monitor our supply chain and actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases. While we have not been impacted by any significant disruptions to our supply chain that have impacted our ability to service customers or access to necessary raw materials and component parts for the manufacture of our products to date, disruptions have occurred across a number of industries and we cannot provide any assurance that future disruptions will not emerge as a result of the ongoing supply chain issues, inflation, the COVID-19 pandemic or other extrinsic factors. Future disruptions in our supply chain, including the sourcing of certain components and raw materials, such as semiconductor and memory chips, as well as increased logistics costs, could impact our sales and gross margins.

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

The following table details the number of gross systems shipped and sales returns rates for the periods presented below:

	Three months ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Gross systems shipped	11,704	12,548	13,117	7,767	5,773	4,455
Sales returns rate	23.2%	24.1%	46.4%	34.0%	33.9%	33.3%

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

Sales and marketing expenses

Our sales and marketing expenses have generally been the largest component of our operating expenses and consist primarily of personnel-related costs, including salaries and stock-based compensation, direct and channel marketing, advertising and promotional expenses, consulting fees, public relations costs and allocated facility overhead costs. Sales and marketing personnel include our direct sales force consisting of inside sales consultants, hearing professionals, marketing professionals and related support personnel. We expect our sales and marketing expenses to fluctuate over time as a percentage of revenue. In response to the factors discussed in “—DOJ investigation and settlement and claims audits,” we have reduced sales and marketing resources that were previously focused on insurance customers to prioritize the conversion of cash-pay consumers into satisfied customers, including as part of the reduction in force announced on December 8, 2021.

General and administrative expenses

Our general and administrative expenses consist primarily of compensation for executive, finance, legal, information technology and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, transaction fees, consulting fees, recruiting fees, information technology costs, corporate insurance, bad debt expense, general corporate expenses and allocated facility overhead costs.

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

Loss on extinguishment of debt

The loss on extinguishment of debt arose from the early repayment of our 2018 Loan Agreement in June 2022.

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

	Three months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$7,247	$22,883	$(15,636)	(68.3)%
Cost of revenue	4,733	6,462	(1,729)	(26.8)
Gross profit	2,514	16,421	(13,907)	(84.7)
Operating expenses:
Research and development	3,879	5,148	(1,269)	(24.7)
Sales and marketing	12,734	21,903	(9,169)	(41.9)
General and administrative	17,344	8,432	8,912	105.7
Total operating expenses	33,957	35,483	(1,526)	(4.3)
Loss from operations	(31,443)	(19,062)	(12,381)	65.0
Other income (expense), net:
Interest income	56	6	50	833.3
Interest expense	(285)	(266)	(19)	7.1
Loss on extinguishment of debt	(772)	—	(772)	*
Total other income (expense), net	(1,001)	(260)	(741)	285.0
Loss before income taxes	(32,444)	(19,322)	(13,122)	67.9
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(32,444)	$(19,322)	$(13,122)	67.9%

* Not meaningful

Revenue, net

	Three months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$7,247	$22,883	$(15,636)	(68.3)%

Revenue decreased by $15.6 million, or 68.3%, from $22.9 million during the three months ended June 30, 2021, to $7.2 million during the three months ended June 30, 2022, primarily due to a decrease in the volume of Eargo hearing aid systems shipped from 12,548 gross systems shipped during the three months ended June 30, 2021 to 4,455 during the three months ended June 30, 2022 as we no longer accepted insurance as a method of direct payment as of December 8, 2021. The decrease in revenue was also attributable to an increase in sales returns rate as we operated on a cash-pay basis only during the three months ended June 30, 2022, whereas we accepted both cash pay and insurance as a direct method of payment in the comparable period. We have experienced a historically higher return rate for cash-pay customers as compared to insurance customers.

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Cost of revenue	$4,733	$6,462	$(1,729)	(26.8)%
Gross profit	2,514	16,421	(13,907)	(84.7)%
Gross margin	34.7%	71.8%

Cost of revenue decreased by $1.7 million, or 26.8%, from $6.5 million during the three months ended June 30, 2021 to $4.7 million during the three months ended June 30, 2022. The change was primarily due to the decrease in the volume of Eargo hearing aid systems shipped.

Gross margin decreased to 34.7% during the three months ended June 30, 2022, compared to 71.8% during the three months ended June 30, 2021. The change in gross margin percentage was primarily due to an increase in sales returns rates, an increase in cost of goods per product sold due to a change in product mix, and an increase in amortization of capitalized software costs subsequent to the commercial launch of Eargo 5 in July 2021 and Eargo 6 in January 2022.

Research and development (R&D)

	Three months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Research and development	$3,879	$5,148	$(1,269)	(24.7)%

R&D expenses decreased by $1.3 million, or 24.7%, from $5.1 million during the three months ended June 30, 2021 to $3.9 million during the three months ended June 30, 2022. The change was primarily due to a net decrease of $1.3 million in personnel and personnel-related costs due in part to a decrease of $1.7 million in stock-based compensation, partially offset by a decrease in the amount of internal use software development costs being capitalized subsequent to the commercial launch of Eargo 5 in July 2021 and Eargo 6 in January 2022. The decrease in stock-based compensation is primarily due to our estimate as of June 30, 2022 that certain vesting conditions associated with performance-based restricted stock units were no longer deemed probable of being met, which resulted in a $1.1 million decrease in cumulative compensation cost associated with the awards, and the suspension of our ESPP in November 2021.

Sales and marketing

	Three months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Sales and marketing	$12,734	$21,903	$(9,169)	(41.9)%

Sales and marketing expenses decreased by $9.2 million, or 41.9%, from $21.9 million during the three months ended June 30, 2021 to $12.7 million during the three months ended June 30, 2022. The change was primarily due to decreases in direct marketing, advertising and promotional expenses of $6.8 million due to a reduction in media following our decision to stop accepting insurance benefits as a method of direct payment on December 8, 2021 and decreases in personnel and personnel-related costs of $2.4 million, which includes a $1.2 million decrease in stock-based compensation primarily related to the suspension of our ESPP in November 2021.

General and administrative

	Three months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
General and administrative	$17,344	$8,432	$8,912	105.7%

General and administrative expenses increased by $8.9 million, or 105.7%, from $8.4 million during the three months ended June 30, 2021 to $17.3 million during the three months ended June 30, 2022. This change was primarily due to $5.7 million in transaction costs related to the Note Purchase Agreement and a net increase in general corporate costs of $3.8 million primarily related to legal, accounting, consulting and other professional fees driven by activities related to the DOJ investigation.

Comparison of the six months ended June 30, 2022 and 2021

	Six months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$16,423	$44,931	$(28,508)	(63.4)%
Cost of revenue	10,224	12,759	(2,535)	(19.9)
Gross profit	6,199	32,172	(25,973)	(80.7)
Operating expenses:
Research and development	9,726	9,926	(200)	(2.0)
Sales and marketing	26,024	38,758	(12,734)	(32.9)
General and administrative	32,278	15,919	16,359	102.8
Total operating expenses	68,028	64,603	3,425	5.3
Loss from operations	(61,829)	(32,431)	(29,398)	90.6
Other income (expense), net:
Interest income	61	17	44	258.8
Interest expense	(549)	(529)	(20)	3.8
Loss on extinguishment of debt	(772)	—	(772)	*
Total other income (expense), net	(1,260)	(512)	(748)	146.1
Loss before income taxes	(63,089)	(32,943)	(30,146)	91.5
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(63,089)	$(32,943)	$(30,146)	91.5%

* Not meaningful

Revenue, net

	Six months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$16,423	$44,931	$(28,508)	(63.4)%

Revenue decreased by $28.5 million, or 63.4%, from $44.9 million during the six months ended June 30, 2021, to $16.4 million during the six months ended June 30, 2022, primarily due to a decrease in the volume of Eargo hearing aid systems shipped from 24,252 gross systems shipped during the six months ended June 30, 2021 to 10,228 during the six months ended June 30, 2022 as we no longer accepted insurance as a method of direct payment as of December 8, 2021. The decrease in revenue was also attributable to an increase in sales returns rate as we operated on a cash-pay basis only during the six months ended June 30, 2022, whereas we accepted both cash pay and insurance as a direct method of payment in the comparable period. We have experienced a historically higher return rate for cash-pay customers as compared to insurance customers.

Cost of revenue, gross profit, and gross margin

	Six months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Cost of revenue	$10,224	$12,759	$(2,535)	(19.9)%
Gross profit	6,199	32,172	(25,973)	(80.7)%
Gross margin	37.7%	71.6%

Cost of revenue decreased by $2.5 million, or 19.9%, from $12.8 million during the six months ended June 30, 2021 to $10.2 million during the six months ended June 30, 2022. The change was primarily due to the decrease in the volume of Eargo hearing aid systems shipped.

Gross margin decreased to 37.7% during the six months ended June 30, 2022, compared to 71.6% for the comparable period in 2021. The change in gross margin percentage was primarily due to an increase in sales returns rates, an increase in cost of goods per product sold due to a change in product mix, and an increase in amortization of capitalized software costs subsequent to the commercial launch of Eargo 5 in July 2021 and Eargo 6 in January 2022.

Research and development (R&D)

	Six months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Research and development	$9,726	$9,926	$(200)	(2.0)%

R&D expenses decreased by $0.2 million, or 2.0%, from $9.9 million during the six months ended June 30, 2021 to $9.7 million during the six months ended June 30, 2022. The change was primarily due to a net decrease of $0.5 million in personnel and personnel-related costs due in part to a decrease of $1.7 million in stock-based compensation, partially offset by a decrease in the amount of internal use software development costs being capitalized subsequent to the commercial launch of Eargo 5 in July 2021 and Eargo 6 in January 2022. The decrease in stock-based compensation is primarily due to our estimate as of June 30, 2022 that certain vesting conditions associated with performance-based restricted stock units were no longer deemed probable of being met, as well as the suspension of our ESPP in November 2021.

Sales and marketing

	Six months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Sales and marketing	$26,024	$38,758	$(12,734)	(32.9)%

Sales and marketing expenses decreased by $12.7 million, or 32.9%, from $38.8 million during the six months ended June 30, 2021 to $26.0 million during the six months ended June 30, 2022. The change was primarily due to decreases in direct marketing, advertising and promotional expenses of $8.6 million due to a reduction in media following our decision to stop accepting insurance benefits as a method of direct payment on December 8, 2021 and decreases in personnel and personnel-related costs of $4.2 million, which includes a $2.4 million decrease in stock-based compensation primarily related to the suspension of our ESPP in November 2021.

General and administrative

	Six months ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	%
General and administrative	$32,278	$15,919	$16,359	102.8%

General and administrative expenses increased by $16.4 million, or 102.8%, from $15.9 million during the six months ended June 30, 2021 to $32.3 million during the six months ended June 30, 2022. This change was primarily due to a net increase in general corporate costs of $11.1 million primarily related to legal, accounting, consulting and other professional fees driven by activities related to the DOJ investigation and $5.7 million in transaction costs related to the Note Purchase Agreement.

Liquidity and capital resources

Sources of liquidity and operating capital requirements

Since our inception, we have incurred net losses and negative cash flows from operations. We have funded our operations primarily from the net proceeds received from the sale of our equity securities, indebtedness and revenue from the sale of our products.

On June 28, 2022, we completed the First Tranche Closing of the Note Transaction, generating $100.0 million in gross proceeds. We incurred $5.7 million in transaction costs related to the Note Transaction, of which $2.4 million has been paid as of June 30, 2022. Concurrently with the First Tranche Closing, we used approximately $16.2 million of the proceeds to repay all existing third-party indebtedness and related pay-off expenses, including all principal outstanding under the 2018 Loan Agreement. As of June 30, 2022, we had cash and cash equivalents of $106.6 million, including the net proceeds received from the First Tranche Closing, and an accumulated deficit of $419.9 million. Under the terms of the Note Transaction documents, we are required to use the proceeds for working capital purposes and to fund our general business requirements. For additional information regarding the Notes and the Note Transaction, refer to the section titled “—Convertible Note Financing.”

We expect to incur additional substantial losses in the foreseeable future. We believe that, without completing the Rights Offering or an alternative future financing, our current resources are insufficient to satisfy our obligations as they become due within one year after the date that the financial statements are issued. Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to complete the Rights Offering and all of the Notes remain outstanding, we will have insufficient funds to repay the Notes without additional capital.

We anticipate our future operating requirements will be substantial and that we will need to raise significant additional resources to fund our operations, even after the completion of the Note Transaction, through equity or debt financing, or some combination thereof. If we are unable to complete the Rights Offering or raise additional funding to meet our operational needs, we will be forced to limit or cease our operations.

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

In connection with the Note Transaction, we agreed not to incur any indebtedness, with certain exceptions. Such restrictions could impair our ability to raise additional capital in the future. Nothing in the Note Purchase Agreement prohibits us from refinancing the Notes (at their repayment value) with a new equity or debt financing, or from selling the Company (and repaying the Notes at the repayment value in connection with such sale).

Our longer term future capital requirements and ability to raise additional capital will depend on many forward-looking factors and are not limited to the following:

•

our obtaining shareholder approval for the Share Increase Amendment Proposal and the Nasdaq Proposal at the Annual Meeting and our being able to successfully complete the Rights Offering by December 24, 2022 such that the Notes are converted to shares of our common stock upon the completion of the Rights Offering and we do not trigger an event of default under the Note Purchase Agreement and face repayment obligations to the Noteholders on December 24, 2022;

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

Contractual obligations and commitments

There have been no changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for the following:

On June 24, 2022, we entered into the Note Purchase Agreement, pursuant to which we agreed to issue and sell up to $125 million in Notes. On June 28, 2022, we closed the initial issuance of $100 million of Notes. We used approximately $16.2 million of the net proceeds to repay all existing third-party indebtedness, including all principal outstanding under the 2018 Loan Agreement, and related pay-off expenses. Refer to the section titled “—Convertible Note Financing” and Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the Note Transaction and the Note Purchase Agreement.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(82,882)	$(31,406)
Net cash used in investing activities	(2,352)	(5,398)
Net cash provided by financing activities	81,364	3,973
Net decrease in cash	$(3,870)	$(32,831)

Operating activities

During the six months ended June 30, 2022, cash used in operating activities was $82.9 million, attributable to a net loss of $63.1 million and a net change in our net operating assets and liabilities of $34.7 million, partially offset by non-cash charges of $14.9 million. Non-cash charges primarily consisted of $5.7 million in debt issuance costs from convertible notes, the payments of which are classified as cash used in financing activities, $4.5 million in stock-based compensation, $2.7 million in depreciation and amortization expense, $0.8 million loss on extinguishment of debt, $0.6 million in non-cash operating lease expense and $0.4 million in bad debt expense. The change in our net operating assets and liabilities was primarily due to a $34.4 million decrease in the settlement liability which was paid in accordance with the terms of the DOJ settlement agreement, $3.3 million decrease in accounts payable, $1.1 million decrease in sales returns reserve, $1.1 million increase in inventories, and $0.3 million decrease in operating lease liabilities, partially offset by a $4.8 million decrease in prepaid expenses and other current assets and $1.0 million decrease in other assets.

During the six months ended June 30, 2021, cash used in operating activities was $31.4 million, attributable to a net loss of $32.9 million and a net change in our net operating assets and liabilities of $11.6 million, partially offset by non-cash charges of $13.2 million. Non-cash charges primarily consisted of $10.4 million in stock-based compensation, $1.4 million in depreciation and amortization expense, $0.6 million in non-cash operating lease expense and $0.6 million in bad debt expense. The change in our net operating assets and liabilities was primarily due to a $12.2 million increase in accounts receivable, net, $0.6 million decrease in operating lease liabilities, $0.5 million decrease in sales returns reserve, and $0.5 million increase in inventories. These changes were partially offset by a $0.9 million increase in accounts payable, $0.8 million decrease in prepaid expenses and other current assets and $0.7 million increase in accrued expenses.

Investing activities

During the six months ended June 30, 2022, cash used in investing activities was $2.4 million, which consisted of $2.1 million related to the purchase of property and equipment and $0.3 million in capitalized costs related to the development of internal use software.

During the six months ended June 30, 2021, cash used in investing activities was $5.4 million, which consisted of $2.4 million in cash paid for acquisition of a business, $2.4 million in capitalized costs related to the development of internal use software and $0.5 million related to the purchase of property and equipment.

Financing activities

During the six months ended June 30, 2022, cash provided by financing activities was $81.4 million, which primarily consisted of $99.9 million in proceeds from issuance of convertible notes net of issuance costs paid to lender and $0.1 million in proceeds from the exercise of stock options, partially offset by $16.2 million in debt repayments, $2.3 million in payments of convertible notes issuance costs to third parties and $0.1 million in cash paid to settle restricted stock units.

On June 24, 2022, we entered into the Note Purchase Agreement, pursuant to which we agreed to issue and sell up to $125 million in Notes. On June 28, 2022, we closed the initial issuance of $100 million of Notes. We used approximately $16.2 million of the net proceeds to repay all existing third-party indebtedness and related pay-off expenses. We incurred $5.7 million in transaction costs related to the Note Transaction, of which $2.4 million has been paid as of June 30, 2022. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the Note Transaction and the Note Purchase Agreement.

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

There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as follows.

Fair value of convertible notes

The fair value of the Notes is estimated as a combination of the Company’s equity and an option on the Company’s equity valued using the Black-Scholes option pricing model. As of the issuance date of the Notes, the fair value of the Notes was determined to be equal to the proceeds received. Estimates and assumptions impacting the fair value measurement include the timing of the Rights Offering and the related risk-free interest rate for the expected timing, the closing price of our common stock prior to the announcement of the Notes, and the expected volatility of our common stock.

Recent accounting pronouncements

See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of June 30, 2022 and December 31, 2021 consisted of $106.6 million and $110.5 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of December 31, 2021, we had $15.0 million in variable rate debt outstanding. On June 28, 2022 in connection with the Note Transaction, we repaid all amounts outstanding and terminated the 2018 Loan Agreement, and as of June 30, 2022, we had no variable debt outstanding. Refer to the section titled “—Convertible Note Financing” and Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the Note Transaction and the Note Purchase Agreement.

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

As of June 30, 2022, our management, with the participation and supervision of our principal executive officer, our principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, principal financial, and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer, our principal financial officer, and our principal accounting officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting and entity level controls described below, our disclosure controls and procedures were not effective as of June 30, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer, and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition, in connection with the preparation of our financial statements for the financial reporting periods ended September 30, 2021 and December 31, 2021, we identified a material weakness related to a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations. We have initiated efforts to enhance our compliance and risk management processes with respect to our operations in the healthcare industry to remediate this material weakness, including the hiring of additional qualified personnel, and the engagement of additional specialized consulting resources.

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

•

The Note Purchase Agreement contains expansive events of default that, if triggered, would result in a significant increase in the interest due on the Notes and other materially adverse consequences, including the acceleration of the maturity of the Notes and the Noteholders foreclosing on the collateral, which consists of substantially all of our assets, including our intellectual property, potentially resulting in our stockholders losing all of their investment in our common stock.

•

If we are unable to complete the Rights Offering by December 24, 2022, including as a result of a failure to obtain stockholder approval for the Share Increase Amendment Proposal or the Nasdaq Proposal, all of the Notes will remain outstanding and we would be in default under the Note Purchase Agreement and face repayment obligations to the Noteholders. Unless we are able to arrange alternative financing or a sale of the Company, we expect that we would not have sufficient funds to satisfy such repayment obligations, which would allow the Noteholders to foreclose on the collateral, which consists of substantially all of our assets, including our intellectual property, and our stockholders would likely lose all or substantially all of their investment in our common stock.

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
•

Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.

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

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation. Pursuant to the settlement agreement, we paid approximately $34.4 million to the U.S. government. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. While we intend to work with applicable third-party payors with the objective of validating and establishing processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at acceptable processes or submit any future claims. For example, we do not currently conduct in-person hearing tests as they run counter to our primary direct-to-consumer business and omni-channel models, and it is possible that in-person testing would be required to support any claims submissions, representing a significant change from our past processes and direct-to-customer business model that may adversely impact the attractiveness of our offerings to customers.

Based on our correspondence to date with the OPM and the third-party payor with whom historically we had the largest volume, we expect that any such processes to support claims submissions will require additional testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. We are evaluating alternatives for testing, including but not limited to accepting clinical documentation and prescriptions from third-party healthcare professionals, contracting with third parties or existing networks, and/or establishing a management services organization separate from our existing corporate structure that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the timing or costs associated with these alternatives, whether we will be successful in implementing any of them, or the impact that such changes may have on our business and operations. If we are unable to implement at least one of these alternatives for testing, we expect that we will not be able to obtain insurance coverage of our products going forward.

Effective November 1, 2022, we will not have contracts with any FEHB carriers, third-party payors, or other insurance providers, meaning that our products will be considered out-of-network for such payors and insurance providers. Based on our research and correspondence to date with the FEHB carrier with whom we historically had the largest volume, we do not anticipate the reimbursement amounts, patient co-payment amounts, or the claims submission process, including medical necessity requirements and documentation requirements, would change based on whether we are in-network or out-of-network for that FEHB carrier or other FEHB plans.  To illustrate, the hearing aid benefit in this FEHB plan is a set amount that covers the hearing aid itself and related fees and supplies, regardless of the plan option and regardless of whether the hearing aid is provided by a preferred, participating, or non-participating provider (i.e., regardless of if it is in-network or out-of-network), which is not always the case for other benefit categories. However, depending on the FEHB carrier or third-party payor, payment may be made directly to the patient rather than to the Company if the Company is out-of-network.

We cannot provide any assurance as to the timing or costs associated with establishing processes to support the submission of claims, if we can do so at all, or the impact that such processes may have on our business and results of operations. Although we are working to establish dialogues with third-party payors, we expect any negotiations with payors to last for an extended period of time, and we do not plan to provide an update until if and when we have reached an understanding with payors. Further, the pending OTC hearing aid regulatory framework, if finalized as currently proposed, may lead such payors to take additional actions further limiting our ability to access insurance coverage, which may have a material adverse effect on our financial condition, results of operations or cash flows.

Following the settlement with the U.S. government, we remain subject to prepayment review of claims by the third-party payor with whom historically we had the largest volume, which accounted for approximately 92% of our gross accounts receivable as of June 30, 2022. Further, with respect to such payor, claims submitted since March 1, 2021 have not been paid and have either been denied or have not yet and may never be submitted for reimbursement by us. Two additional payor audits related to claims submitted for customers with FEHB plans are also in process, although one of the payors has continued to process claims during its audit. Additionally, as of December 2021, we are subject to a new audit that does not relate to claims submitted under the FEHB program.

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

We believe that, without the completion of the Rights Offering or an alternative future financing, we will not be able to satisfy our obligations as they become due within one year from the date of filing of this Quarterly Report on Form 10-Q. We anticipate our future capital requirements will be substantial and that we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof. While we are currently exploring fundraising opportunities to meet these capital requirements, additional capital may not be available to us on acceptable terms on a timely basis, or at all. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets, in which case it is likely that investors would lose part or all of their investment.

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

Based on the results of the Rights Offering and conversion of the Notes, our stockholders may experience substantial dilution of their holdings and the Noteholders may obtain a substantial or controlling interest in us. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant further dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities. Even if we are able to raise significant additional capital necessary to continue our operations within the next year, if we are unable to obtain additional adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances, or developments, including the anticipated implementation of a pending OTC hearing aid regulatory framework, could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected.

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

Since December 8, 2021, we have not accepted insurance benefits as a method of direct payment. While we intend to work with applicable third-party payors with the objective of validating and establishing processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at acceptable processes or submit any future claims under the FEHB program. As such, our future growth prospects may be dependent upon other opportunities, such as the pending OTC hearing aid regulatory framework and any potential Medicare or other insurance coverage, if any, for certain hearing aids that we may be able to access.

We intend to focus on both securing third-party reimbursement and increasing coverage and reimbursement for our current products and any future products we may develop. Our long-term ability to service insurance customers may be dependent on any potential actions insurance providers may take following the anticipated implementation of the pending OTC hearing aid regulatory framework that may limit our ability to access insurance coverage. Currently, no OTC category of hearing aids exists, although certain carriers currently exclude from coverage “over-the-counter” hearing aids and enhancement devices (such as personal sound amplification products, or “PSAPs”). Accordingly, if our products are marketed as OTC hearing aids, they may not be covered under certain plans even if medical necessity is otherwise established. We may need to work with individual carriers (including FEHB plans) to establish coverage for OTC hearing aids. In addition, the OTC framework may also generally result in additional compliance or other regulatory requirements for us. Our future growth prospects may also be dependent on any potential Medicare or other insurance coverage, if any, for certain hearing aids (which may not include Eargo hearing aids). We may never achieve sufficient additional third-party reimbursement to meaningfully restore or expand our access to insurance coverage.

We cannot predict whether, under what circumstances, or at what payment levels third-party payors will cover and reimburse our products. If we fail to establish and maintain broad adoption of our products or fail to penetrate the insurance and managed care markets for our products, our ability to generate revenue could be harmed and our prospects and our business could suffer. To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. We may not obtain international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought. Please also see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

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

The challenges we face in managing our business, including our shift to a “cash-pay” only business model, the obstacles to our being able to obtain reimbursement for our products from third-party payors, and the changing regulatory landscape, place significant demands on our management, financial, operational, technological and other resources, and we expect that managing our business will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls, reporting systems and procedures. In particular, the challenges in managing our business involve a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high-quality product standards and regulatory compliance and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. In addition, we completed employee workforce reductions in the fourth quarter of 2021 and second quarter of 2022, which actions may continue to impact the attraction and retention of employees, as well as employee morale and productivity. We cannot assure you that any increases in scale, related improvements and quality or compliance assurance will be successfully implemented or that appropriate personnel will be available to facilitate the management and growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs or an inability to meet demand. If we do not effectively manage our business through the various challenges we face, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

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

Competition for qualified personnel in the medical device field in general and the audiology field specifically is intense due to the limited number of individuals who possess the training, skills and experience required by our industry. In addition, our success also depends on our ability to attract, recruit, develop and retain skilled managerial, sales, administration, operating and technical personnel. We intend to continue to review, and where necessary, strengthen our senior management as the needs of the business develop, including through internal promotion and external hires. However, there may be a limited number of persons with the requisite competencies to serve in these positions and we cannot assure you that we would be able to locate or employ such qualified personnel on terms acceptable to us, or at all. Therefore, the unplanned loss of one or more of our key personnel, or our failure to attract and retain additional key personnel, could have a material adverse effect on our business, financial condition and results of operations. Our ability to attract and retain such qualified personnel has been and may continue to be negatively impacted by the DOJ investigation or shareholder litigation, our recent workforce reductions and suspension of certain of our equity compensation practices, and related negative publicity. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

We expect to rely on our managerial, operational, finance and other resources in order to manage our operations and continue our research and development activities. We may expand our international operations, which would subject us to the legal, political, regulatory and social requirements and economic conditions of these jurisdictions, and create a variety of potential operational challenges due to a variety of international factors, including local labor laws and regulations and managing a geographically dispersed workforce. Our management and personnel, systems and facilities currently in place may not be adequate to support our business. Our need to effectively execute our strategy requires that we:

•	manage our commercial operations effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties, including Patient Square Capital; and
•	continue to improve our operational, financial and management controls, reports systems and procedures.

Maintaining good relationships with our employees is crucial to our operations. As a result, any deterioration of the relationships with our employees could have a material adverse effect on our business, financial condition and results of operations. Our ability to attract and retain qualified personnel, and foster positive employee morale, has been and may continue to be negatively impacted by the DOJ investigation and related negative publicity as well as the suspension of certain of our equity compensation practices. In addition, we completed employee workforce reductions in the fourth quarter of 2021 and second quarter of 2022, which actions may impact the attraction and retention of employees, as well as employee morale and productivity. Further, many of our key employees receive a total compensation package that includes equity awards. In addition to the aforementioned suspension of certain equity compensation practices, volatility in the stock market, our share price and other factors could diminish the Company’s use or the value of the Company’s equity awards, putting the Company at a competitive disadvantage.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the years ended December 31, 2021 and 2020, we incurred net losses of $157.8 million and $39.9 million, respectively, and for the six months ended June 30, 2022 and 2021, we incurred net losses of $63.1 million and $32.9 million, respectively. As a result of our ongoing losses, as of June 30, 2022, we had an accumulated deficit of $419.9 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and have and may continue to increase as a result of the costs involved in resolving the DOJ investigation, including the approximately $34.4 million we paid pursuant to the settlement agreement with the U.S. government, and other corrective actions and recoupment of previous claims paid, as well as other legal proceedings, and their duration and impact on our business generally. They may also fluctuate and increase as a result of the anticipated implementation of a pending OTC hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids, neither of which may ultimately be favorable to us.

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

Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.

Hearing aids are considered medical devices subject to regulation by the FDA. We currently market our products pursuant to the FDA regulatory framework for air-conduction hearing aids, which are classified as Class I or Class II devices exempt from premarket review procedures. In addition, while applicable FDA regulations establish certain “conditions for sale” of all hearing aids, including that prospective hearing aid users must have a medical evaluation by a licensed physician within the six months prior to hearing aid dispensation or sign a waiver of medical evaluation, the FDA has stated that it does not intend to enforce these medical evaluation and waiver requirements prior to the dispensing of Class I air-conduction and Class II wireless air-conduction hearing aids to individuals 18 years of age and older. Accordingly, while we are required to comply with other FDA requirements, including specific hearing aid labelling requirements and provision of a User Instructional Brochure, our products have not been reviewed by the FDA and we are not currently requiring a medical evaluation by a licensed physician to dispense. If the FDA were to determine that our products do not properly satisfy the conditions for marketing Class I or Class II air-conduction hearing aid devices, we could be forced to cease distribution of our products until we obtain regulatory clearance or approval, and we could be subject to additional enforcement action by the FDA. In addition, many states have laws regarding the provision of hearing aid devices, and if we are found to be in violation of the laws of any state in which our devices are sold, we could be subject to further sanctions at the state level.

The regulatory landscape for hearing aid devices has been subject to recent changes that may alter or increase our requirements for regulatory compliance. The FDARA set forth a process to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. The language in FDARA is not self-implementing, which means that the OTC hearing aid category does not exist until the effective date of a published final regulation. On October 20, 2021, the FDA published a notice of proposed rulemaking to establish new regulatory categories for OTC and prescription hearing aids (“Proposed Rule”). The Proposed Rule also includes revised requirements for labelling, conditions for sale, performance standards and other provisions applicable to either OTC or prescription hearing aids, or both. Under FDARA, the OTC hearing aid controls that are the subject of the rulemaking, if finalized, would preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The comment period on the Proposed Rule, in which we participated, ended on January 18, 2022, after which the FDA reviews the comments and makes any revisions the FDA deems necessary prior to publishing the Final Rule. The Final Rule becomes effective 60 days after the publication of the Final Rule. Under the Proposed Rule, devices that require 510(k) clearance to come into compliance with the new requirements would need to be cleared by the effective date of the Final Rule to continue marketing; for all other currently marketed devices, the proposed compliance date is 180 days after the effective date of the Final Rule (240 days after the publication of the Final Rule).

We market the Eargo system devices as Class I or Class II air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, both of which are exempt from 510(k) premarket review. In addition, in May 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids under the “self-fitting” regulation at 21 CFR 874.3325. Our hearing aids may be marketed under the current FDA framework during the FDA’s rulemaking proceeding. However, we cannot know to what extent the Final Rule may differ from the Proposed Rule. Once the FDA issues a Final Rule, we will need to expend time and resources evaluating the Final Rule and ensuring that our devices and processes come into compliance with the new requirements in order to market our products in line with our primary direct-to-consumer business and omni-channel models in the future. It is possible that a finalized regulatory framework for OTC hearing aids may lead to additional commercial partnership, omni-channel, including retail, or other opportunities, although there are no assurances that it will do so. The Final Rule and the responses thereto by leading insurance providers could also materially impact our efforts to resume submitting claims for customers with potential insurance benefits or have other unforeseen impacts on our business and results of operations.

In May 2018, the FDA granted a de novo classification request from Bose for a direct-to-consumer “self-fitting air-conduction hearing aid,” which is classified in Class II and subject to 510(k) premarket review. In May 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids as “self-fitting” devices, and we may be required to comply with additional requirements for these devices in the future.

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

Historically, the majority of hearing aids sold to customers who used insurance benefits as a method of direct payment to Eargo corresponded to claims for reimbursement to third-party payors under the FEHB program. While we intend to work with applicable third-party payors with the objective of validating and establishing processes to support any future claims that we may submit for reimbursement under the FEHB program, we may not be able to arrive at acceptable processes or submit any future claims. As such, our future growth prospects may be dependent upon other opportunities, such as the pending OTC hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids that we may be able to access.

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

We also face competition from companies that introduce new technologies, including consumer electronics companies that sell direct to consumers. For example, in May 2018, the FDA granted marketing clearance to Bose Corporation for a “self-fitting air-conduction hearing aid.” The Bose self-fitting hearing aid was cleared under the FDA’s de novo premarket review pathway with the intended use to amplify sound for individuals 18 years of age or older with perceived mild to moderate hearing impairment, with no pre-programming or hearing test necessary. We view our consumer-first model as a competitive advantage, and competitors, including Bose or other consumer electronics companies, or any other companies following the anticipated implementation of a pending OTC hearing aid regulatory framework, that sell hearing aids directly to consumers may erode that advantage. Please see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

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

We rely on a limited number of critical suppliers for many of the components that are used in the manufacture of our products, including for semiconductor components, such as integrated circuits, as well as batteries, microphones and receivers. We are dependent on these third-party manufacturers and suppliers to identify and purchase quality raw materials, semi-finished goods and finished goods while seeking to preserve our quality standards. This reliance and dependence on third parties adds additional risks to the manufacturing process that are beyond our control. For example, the occurrence of epidemics or pandemics, such as the COVID-19 pandemic, may cause labor shortages and/or disrupt the supply of various raw materials and components, causing price spikes and/or shortages. As a result, one or more of our suppliers or manufacturers may suspend, close or otherwise reduce the scope of their operations either temporarily or permanently. In addition, reductions in our supplier volume due to demand or product changes may lead and has led suppliers to raise volume requirements, increase their pricing, levy minimum purchase requirements, revise terms of payment, or otherwise reduce or cease the scope of their supplier relationship with us.

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

We have no manufacturing capabilities of our own. We currently rely on a limited number of manufacturers: one headquartered in Taiwan, with manufacturing facilities in Suzhou, China, Pegatron Corporation, for the manufacture of Eargo 5 and Eargo 6, and one located in Thailand, Hana Microelectronics, for the manufacture of all other products currently available for sale. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturers have generally met our demand and cost requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including the volume of our orders and our relative importance as a customer of the manufacturer or its ability to provide assembly services to manufacture our products, which may be affected by the COVID-19 pandemic. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products if we cannot obtain an acceptable substitute.

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

The manufacture of our products is complex and requires the integration of a number of components from several sources of supply. Our contract manufacturers must manufacture and assemble these complex products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our hearing aids require significant expertise to manufacture, and our contract manufacturers may encounter difficulties in scaling up production of the hearing aids, including problems with quality control and assurance, component supply shortages, including any semiconductor components, increased costs, shortages of qualified personnel, the long lead time required to develop additional facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. There can be no assurance that manufacturing or quality control problems will not arise in connection with the scale-up of the manufacture of our products. If we are unable to obtain a sufficient supply of product, maintain control over product quality and cost or otherwise adapt to challenges in managing our business, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. If demand for our products decreases, as it has recently as a result of the DOJ investigation and claims audits (see “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits”), we may have excess inventory, which could result in inventory write-offs that may adversely affect our business, financial condition and results of operations. In addition, reductions in our supplier volume due to demand or product changes may lead and has led suppliers to raise volume requirements, increase their pricing, levy minimum purchase requirements, revise terms of payment, or otherwise reduce or cease the scope of their supplier relationship with us. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our contract manufacturers’ facilities, lead to regulatory fines or halt or discontinue manufacturing indefinitely. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

We market our hearing aids through a mix of digital and traditional marketing channels. These include paid search, digital display advertising, email marketing, affiliate and channel marketing, direct response television, national reach television, direct mail and select print and radio advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect to continue to spend significant amounts to acquire new customers and increase awareness of our products. Beginning on December 8, 2021, we do not currently accept insurance benefits as a method of direct payment. As a result, we have reduced sales and marketing resources that were previously focused on insurance customers to prioritize the conversion of cash-pay consumers into satisfied customers. The shift to a cash-pay only model has increased the cost to acquire new customers, based on the historically lower conversion rate for cash-pay customers as compared to customers with potential insurance benefits. This shift to a cash-pay only model may be reinforced by the OTC regulatory framework, if finalized, and if our products are marketed as OTC hearing aids, which may not be covered under certain plans even if medical necessity is otherwise established. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products while lowering our acquisition costs, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition or fully understand or estimate the conditions and behaviors that drive consumer behavior. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our marketing efforts will result in increased sales of our products.

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

•	decreased demand for our current or future products;
•	injury to our reputation;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to customers;
•	regulatory investigations, product recalls, withdrawals or labelling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to sell our current or any future products.

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

There are a variety of hearing aid products and technologies, and consumer confusion about product features and technology could lead consumers to purchase competitive products instead of our products, or to conflate any adverse events or safety issues associated with third-party hearing aid products or other sound enhancement products with our products, which could adversely affect our business, financial condition and results of operations.

We believe that many individuals do not have full information regarding the types of hearing aids and hearing aid features and technologies available in the market, in part due to the lack of consumer education in the traditional hearing industry sales model. Consumers may not have sufficient information about hearing aids generally or how hearing aid products and technologies compare to each other. This confusion may result in consumers purchasing hearing aids from our competitors instead of our products, even if our hearing aids would provide them with their desired product features. Additionally, there may be confusion in the market following the publication of the OTC Final Rule and the implementation of the pending OTC hearing aid regulatory framework, which does not include certain sound enhancement devices (such as personal sound amplification products, or “PSAPs”), because of the increased availability and access to hearing aid devices in similar locations and manners as sound enhancement devices. Any adverse events or safety issues relating to competitive hearing aid products or other non-hearing aid, sound enhancement devices and related negative publicity, even if such events are not attributable to our products, could result in reduced purchases of hearing aids by consumers generally. Any of these occurrences could lead to reduced sales of our products and adversely affect our business, financial condition and results of operations.

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

We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for our latest device and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of June 30, 2022, we had provisions of approximately $3.9 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

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

We do not currently have the ability to resell all products that are returned. Our refurbishment capabilities include full refurbishment, conversion, and components, and allow us to refurbish and resell or reuse certain returned devices or their components. To the extent we are unable to successfully refurbish devices in the future, we will not be able to resell such devices. Further, the introduction of new products, changes in product mix, changes in consumer confidence or other competitive and general economic conditions may cause actual returns to differ from product return reserves. Any significant increase in product returns that exceeds our reserves could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to reduce our return rates or if our return rates continue to increase, our net revenue may decrease, and our business, financial condition and results of operations could be adversely affected.

Our customer sales returns rate was approximately 33% in the second quarter of 2022. Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. Additionally, following learning of the DOJ investigation and prior to shifting to our current upfront payment requirement, we offered customers with potential insurance benefits the option to return their hearing aids or purchase their hearing aids without use of their insurance benefits if their claim is denied or ultimately not submitted by us to their insurance plan for payment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information).

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. Our net revenue and profitability have been and will continue to be negatively impacted by the inability to recognize revenue related to shipments to customers with potential insurance benefits, which customers generally have had a significantly lower rate of return as compared to cash-pay customers. As we have shifted to selling on a “cash-pay” basis only, we have experienced a significantly higher sales return rate. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they continue to increase, our net revenue may continue to decrease, and our business, financial condition and results of operations could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors affecting our business—Sales returns rate.”

Accelerated consolidation and formation of purchasing groups increases the pricing pressure on hearing aids.

Many purchasing groups, such as hearing aid clinics, retailers and hospital systems, are consolidating to create new entities with greater market power. Such groups, such as Costco and the VA, have used and may continue to use their increased purchasing power to negotiate price reductions or other concessions across our industry. This pricing leverage has resulted, and will likely continue to result, in downward pressure on the average selling prices of hearing aid products generally, including our own products. The forthcoming OTC Final Rule could further contribute to the pace of consolidation as well as the introduction of new entrants in the hearing aid market, which would further increase pricing pressure on hearing aid manufacturers. Please see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.” These factors could have a material adverse effect on our business, financial condition and results of operations.

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

We will be required to diligence the origin of minerals used in the manufacture of our products that have been designated “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act and, beginning in 2023, disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of the relevant minerals and metals used in our products.

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

Risks relating to the Convertible Note Transaction and the Rights Offering

The Note Purchase Agreement contains expansive events of default that, if triggered, would result in a significant increase in the interest due on the Notes and other materially adverse consequences, including the acceleration of the maturity of the Notes and the Noteholders foreclosing on the collateral, which consists of substantially all of our assets, including our intellectual property, potentially resulting in our stockholders losing all of their investment in our common stock.

The Note Purchase Agreement contains certain “events of default,” including, among other things:

•	Failure to make any payment of principal or interest on any Note when due or satisfy other obligations under the Note Purchase Agreement;
•	Failure to perform certain covenants or other required actions under the Note Purchase Agreement, subject to applicable cure periods;
•	The occurrence of an event that reasonably would be expected to be a material adverse effect upon our financial condition, assets or results of operations;
•	The seizure of or levy on any material portion of our assets, or the receipt of a notice or service seeking to seize or attached over $100,000 in assets;

•	A court order restraining us from conducting any material part of our business;
•	Our becoming insolvent or having proceedings for our insolvency initiated;
•	Any third party becoming able to accelerate the maturity of outstanding debt over $300,000, whether or not such right is exercised;
•

Our incurrence of fines, penalties or final judgments of at least $300,000 (which are not covered by independent third-party insurance as to which liability has not been rejected by such insurance carrier) rendered against us by any governmental authority, and the same are not discharged, satisfied, or paid, or after execution thereof, stayed or bonded pending appeal, or such judgments are not discharged prior to the expiration of any such stay;

•	Any representation, warranty or other statement in the Note Transaction documents being found to be incorrect or misleading in any material respect;
•	The Note Purchase Agreement or any collateral document ceasing to be in full force and effect;
•	Any government approval being revoked, rescinded, suspended, modified in an adverse manner or not renewed in the ordinary course for a full term;
•	Our being enjoined, restrained or in any way prevented by the order of any court or any governmental authority from conducting any material part of our business for more than fifteen days;
•	Our being convicted under any criminal statute that subjects us to forfeiture of any material portion of property to any governmental authority;
•	Receipt of a delisting notice from Nasdaq or if we otherwise fail to maintain our listing;
•	Any failure by us to consummate the Rights Offering by December 24, 2022; or
•	Our undergoing a change of control and not concurrently repaying the Notes and all other obligations under the Note Purchase Agreement.

Immediately upon the occurrence and during the continuance of an event of default, the interest rate on the Notes will be increased from 12.00% per annum to 24.00% per annum, and the Noteholders may, among other things, elect to accelerate the maturity of the Notes (which would be required to be repaid at the Repayment Value). If the maturity of the Notes is accelerated, we may have insufficient capital to repay our obligations thereunder and may be insolvent. Furthermore, if we experience an event of default, the Noteholders could foreclose on the collateral, which consists of substantially all of our assets, including our intellectual property, and our stockholders could lose all of their investment in our common stock.

If we are unable to complete the Rights Offering by December 24, 2022, we will be in default under the Note Purchase Agreement and face repayment obligations to our Noteholders. Unless we are able to arrange alternative financing or a sale of the Company, we expect that we would not have sufficient funds to satisfy such repayment obligations, which would allow the noteholders to foreclose on the collateral, which consists of substantially all of our assets, including our intellectual property, and our stockholders would likely lose all or substantially all of their investment in our common stock.

The Notes will mature and be due in cash at the Repayment Value on June 28, 2023, subject to earlier conversion, redemption or repurchase in accordance with their terms. The Repayment Value of the Notes substantially exceeds our currently available liquid funds. If we complete the Rights Offering on or before December 24, 2022, then the Notes will convert into shares of common stock and cash, in each case depending on the timing and results of the Rights Offering. If we are unable to complete the Rights Offering by December 24, 2022, including as a result of a failure to obtain stockholder approval for the Share Increase Amendment Proposal or the Nasdaq Proposal, the Notes will remain outstanding and we will be in default under the Note Purchase Agreement. In such event, we will face immediate repayment obligations to our Noteholders, including any accrued interest and other obligations due. Unless we are able to arrange alternative financing or a sale of the Company, we expect that we would not have sufficient funds to satisfy such repayment obligations, which would allow the Noteholders to foreclose on the collateral, which consists of substantially all of our assets, including our intellectual property. As we anticipate having insufficient funds to make such a repayment in such event, in such circumstances our stockholders would likely lose all or substantially all of their investment in our common stock.

The Noteholders may obtain a substantial or controlling interest in the voting power of our common stock, or significant representation on our Board, in which event they will be able to exert substantial influence over our business and the affairs of the Company, and the Noteholders’ interests may be different from those of our stockholders.

Following the completion of the Rights Offering, the Notes will convert into shares of our common stock based in part on the number of shares of common stock subscribed for by our existing stockholders.  Following and as a result of such conversion, depending on such number of shares subscribed for by our existing stockholders, the Noteholders may own up to approximately 90.5% of our outstanding common stock following the consummation of the Rights Offering.

Therefore, unless our stockholders subscribe for a significant portion of shares of our common stock in the Rights Offering, it is likely that the Noteholders will obtain a substantial or controlling interest in the Company.  If the Noteholders obtain a substantial or controlling interest, our stockholders could face a number of new or increased risks, including:

•	stockholders will have forgone any opportunity to receive a control premium for the Company;
•	the concentration of voting power could deter or prevent a change in control that might otherwise be beneficial to our stockholders; and
•

the interests of the controlling Noteholders may be different than yours, and their control and voting power of our common stock could enable them to take certain actions that may not be in the best interests of our stockholders.

Additionally, following the Rights Offering, the Noteholders will have the right to nominate a number of directors to our Board that is proportionate to their ownership of the Company, which will be rounded up to the nearest whole number (and shall in no event be less than one).

If the Noteholders obtain a substantial or controlling interest in the voting power of our common stock, or significant representation on our Board, they will be able to exert substantial influence over our business and the affairs of the Company, and the Noteholders’ interest may be different from those of our other stockholders.

The Note Purchase Agreement contains various covenants that limit our ability to engage in specified types of transactions without the Noteholders’ prior consent, which may impair our capacity to pursue attractive business opportunities or raise necessary capital, which could harm our business, operations and results of operations.

The Note Purchase Agreement contains various covenants that limit our ability to engage in specified types of transactions without the Noteholders’ prior consent. These covenants limit our ability to, among other things:

•	encumber or license our intellectual property, subject to certain exceptions;
•	sell, transfer, lease or dispose of our assets, subject to certain exclusions;
•	create, incur or assume additional indebtedness;
•	encumber or permit liens on any of our assets, other than certain permitted liens;
•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to any of our capital stock;
•	make specified investments (including loans and advances);
•

consolidate, merge with, or acquire any other entity, or sell or otherwise dispose of all or substantially all of our assets, subject to a consolidation, merger or sale whereby the Notes are repaid at the Repayment Value; and

•	enter into certain transactions with the Company’s affiliates.

Although nothing in the Note Purchase Agreement prohibits us from refinancing the Notes (at their Repayment Value) with a new equity or debt financing, or from selling the Company (and repaying the Notes at the Repayment Value in connection with such sale), we were unsuccessful in finding an otherwise more attractive financing arrangement or other transaction prior to our entry into the Note Purchase Agreement and there can be no assurance any such financing arrangement or other transaction may become available to us on attractive terms or at all.

As a result, we face significant limitations in our ability to operate our business, pursue business opportunities and raise capital without Noteholders’ consent, which could harm our business, operations and results of operations.

If we complete the Rights Offering and stockholders as of the record date do not exercise their rights to purchase shares of our common stock, their relative ownership interest will experience significant dilution.

As a result of the Rights Offering, to the extent stockholders as of the record date for the Rights Offering do not exercise their rights to purchase shares of our common stock, they will lose any value represented by their unexercised rights and the percentage that their original shares of common stock represent of our increased equity will be diluted.

The Rights Offering may cause the price of our common stock to decrease.

The market price of our common stock may decrease upon the consummation of the Rights Offering as a result of the issuance of an additional 375 million shares of our common stock at a discount to the current trading price of our common stock. Further, if a substantial number of rights are exercised and the holders of the shares acquired in the Rights Offering choose to sell some or all of such shares of common stock, the resulting sales could depress the market price of our common stock. As a result, the trading price of our common stock after the Rights Offering may be below the current trading price, and there can be no assurances that it is not below the price at which shares are offered for sale in the Rights Offering.

There is no guarantee that by the time the Rights Offering is completed, if at all, and the shares purchased by stockholders, if any, are delivered, the market price of our common stock will be above the subscription price. Further, because the exercise of these rights is not expected to be revocable, stockholders will not be able to revoke their subscription if the market price decreases prior to the delivery of the shares or transfer the shares until after they are delivered.

There is no guarantee that the subscription price will be lower than the market price of our common stock at the time that the Rights Offering is completed, if at all, and the shares that stockholders receive in the Rights Offering, if any, are delivered. Further, because the exercise of these rights is not expected to be revocable, stockholders will not be able to revoke their subscription if the market price decreases prior to the delivery of the shares or transfer the shares until after they are delivered to stockholders. Accordingly, the subscription price may be above the prevailing market price by the time that the shares of common stock are purchased and delivered. This may be due, among other things, to sales by other purchasers of shares in the Rights Offering given the substantial number of shares of our common stock being offered in the Rights Offering.

If stockholders exercise their subscription rights in the Rights Offering and the market price of the common stock falls below the subscription price, then such stockholders will have committed to buy common stock in the Rights Offering at a price that is higher than the market price. Moreover, we cannot assure stockholders that they will ever be able to sell shares of common stock that they received in the Rights Offering at a price equal to or greater than the subscription price. Until shares are issued to the record holder upon expiration of the Rights Offering, stockholders may not be able to sell the shares of our common stock that they receive in the Rights Offering.

We expect to issue shares of our common stock purchased in the Rights Offering as soon as practicable after expiration of the Rights Offering. We will not pay interest on funds delivered to the subscription agent pursuant to the exercise of rights.

We may decide not to conduct the Rights Offering or terminate the Rights Offering and return subscription payments without interest.

We may in our sole discretion decide not to continue with the Rights Offering or to terminate the Rights Offering at any time. This decision could be based on many factors, including whether we conclude alternative financing arrangements or a sale of the Company prior to completion of the Rights Offering. We currently have no intention to terminate the Rights Offering, but reserve the right to do so.

If we elect to cancel or terminate the Rights Offering, we will not have any obligation with respect to the Rights except to return, without interest, any subscription payments the subscription agent received from stockholders.

We will receive limited net proceeds from the Rights Offering and associated transactions with the Noteholders, and we will have broad discretion in the use of such proceeds, which may include uses with which stockholders do not agree.

The net proceeds we will receive from the Rights Offering and the sale of any additional Notes to the Noteholders, after the repayment of the Notes at their Repayment Value from the proceeds of the offering, will range from only $25 million to $37.5 million, less the expenses of the offering. We will have broad discretion in the application of such net proceeds and it is possible that we may allocate the proceeds differently than stockholders may desire. Accordingly, stockholders will be relying on the judgment of our management with regard to the use of any net proceeds and will not have the opportunity to assess whether the proceeds are being used appropriately.

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

Our hearing aids are medical devices that are subject to extensive regulation in the United States, including by the FDA and state agencies. The FDA regulates, among other things, the design, development, research, manufacture, testing, labelling, marketing, promotion, advertising, sale, import and export of hearing aid devices, such as those we market. Applicable medical device regulations are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry out or expand our operations.

The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the FDA’s current good manufacturing practices for devices, as reflected in the Quality System Regulation (“QSR”), establishment registration and device listing, reporting of adverse events, and truthful, non-misleading labelling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the premarket notification process set forth in Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”).

The FDA has classified air-conduction and wireless air-conduction hearing aids, such as those we market, as Class I and Class II devices, respectively, which are exempt from premarket review procedures; although we comply with applicable Class I and Class II medical device requirements, none of our devices have been reviewed by the FDA. Moreover, because the FDA has stated that it does not intend to enforce the medical evaluation requirements for dispensation of Class I or Class II air-conduction hearing aids to individuals 18 years of age and older, our devices are available directly to consumers without the medical evaluation of a licensed practitioner. If our current or future products become subject to the pending OTC hearing aid framework, are deemed to be Class II “self-fitting” air-conduction hearing aids, or are otherwise required to undergo premarket review, for example, to come into compliance with the OTC Final Rule, we may be required to first receive clearance under Section 510(k) of the FDCA or approval of a premarket approval (“PMA”) application from the FDA. If this were to occur for our currently marketed devices, the FDA could require us to remove our products from the market until we receive applicable regulatory clearance or approval, which would significantly impact our business. In addition, in May 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids as “self-fitting” devices, and we may be required to comply with additional requirements for these devices in the future.

In the 510(k) clearance process, before a device may be marketed, the FDA must determine that the proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (a “pre-amendments” device), a device that was originally on the U.S. market pursuant to an approved PMA application and later down-classified, or a legally marketed 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics that do not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labelling data. The PMA process is typically required for Class III devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

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

Our products and our business activities are subject to rigorous regulation in any jurisdictions in which we operate, now or in the future. In particular, these laws generally govern: (i) coverage and reimbursement by the national health services or by private health insurance services for the purchase of hearing aids; (ii) the supply of hearing aids to the public and, more specifically, the training and qualifications required to practice the profession of hearing aid fitting specialist; and (iii) the development, testing, manufacturing, labelling, premarket clearance or approval and marketing, advertising, promotion, export and import of our hearing aids. Accordingly, our business may be affected by changes in any such laws and regulations and, in particular, by changes to the conditions for coverage, the way in which reimbursement is calculated, the ability to obtain national health insurance coverage or the role of the ear, nose and throat specialists.

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

Both before and after a product is commercially released, we have ongoing responsibilities under various laws and regulations. If a regulatory authority were to conclude that we are not in compliance with applicable laws or regulations, or that any of our hearing aids are ineffective or pose an unreasonable risk for the end-user, the authority may ban such hearing aids, detain or seize adulterated or misbranded hearing aids, order a recall, repair, replacement or refund of such instruments, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. A regulatory authority may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees or us. The regulatory authority may also recommend prosecution by law enforcement agencies. Any governmental law or regulation, existing or imposed in the future, or enforcement action taken may have a material adverse effect on our business, financial condition and results of operations. Please also see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system, which it utilized to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Legislative or regulatory healthcare reforms may make it more difficult and costly to produce, market and distribute our products or to do so profitably.

Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care and expand access to healthcare, among other purposes. For example, the implementation of the Affordable Care Act has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. Other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted, which included, among other things, reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments which began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Future legislation and regulatory changes, including, for example, the pending OTC regulatory framework, may result in, directly or indirectly, decreased coverage and reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged and market demand for medical devices. This could harm our ability to market and generate sales from our products.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labelling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving our hearing aids could have a material adverse effect on our business, financial condition and results of operations.

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

The methods used in, and the facilities used for, the manufacture of our hearing aid devices must comply with the FDA’s QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labelling, packaging, handling, storage, distribution, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors, and such inspections can result in warning letters, untitled letters and other regulatory communications and adverse publicity. Our hearing aid devices are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

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

Additionally, applicable federal laws and regulations continue to evolve. For example, the FDARA set forth a process to create a category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. The FDA is currently engaged in a rulemaking process to publish a final regulation regarding OTC hearing aids. Under FDARA, the OTC hearing aid controls that are the subject of the rulemaking, if finalized, would preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. Additionally, the Biden Executive Order July 9, 2021 instructed the FTC to review overly restrictive occupational licensing requirements that may impede the ability for licensed individuals to move between states. We cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits. See the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

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

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of June 30, 2022, we had 23 issued U.S. patents, 22 patents outside the United States, 11 pending U.S. patent applications and 12 pending foreign patent applications.

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

Our common stock is currently traded on the Nasdaq under the symbol “EAR.” In order for our securities to be eligible for continued listing on Nasdaq, we must remain in compliance with certain Nasdaq continued listing standards. Nasdaq listing standards included a required that our stock trade above a $1.00 minimum bid price requirement. Specifically, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. The closing price per share of our common stock fell below $1.00 on June 28, 2022 and remained below $1.00 for a period of 25 consecutive trading days until August 3, 2022. On August 5, 2022, the closing price per share of our common stock was $1.23. There can be no assurance that the trading price per share of our common stock will not close and remain below $1.00 in the future, including as a result of the Rights Offering.

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

If we are unable to implement and maintain effective internal control over financial reporting in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management to furnish a report on the effectiveness of our internal control over financial reporting. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we fail to remediate identified material weaknesses or identity additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Because we re-qualified as a smaller reporting company and we have less than $100 million in annual revenue, at the end of this fiscal year, we will be a non-accelerated filer and will no longer be required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products.

Since our inception, our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock and common stock, indebtedness and revenue from the sales of our products. We anticipate our future capital requirements will be substantial and that we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof. We are currently exploring fundraising opportunities to meet these capital requirements. However, in connection with the Note Transaction, we also agreed not to incur any indebtedness, with certain exceptions. Such restrictions could impair our ability to raise additional capital while the Notes remain outstanding.

If we are unable to complete the Rights Offering by December 24, 2022, including as a result of a failure to obtain stockholder approval for the Share Increase Amendment Proposal or the Nasdaq Proposal, the Notes will remain outstanding and we will be in default under the Note Purchase Agreement. In such event, we will face immediate repayment obligations to our Noteholders, including any accrued interest and other obligations due. Unless we are able to arrange alternative financing or a sale of the Company, we expect that we would not have sufficient funds to satisfy such repayment obligations, which would allow the Noteholders to foreclose on the collateral, which consists of substantially all of our assets, including our intellectual property.

Even if the Rights Offering is successfully completed and the Notes are converted into shares of our common stock, we expect to continue to have substantial future capital needs. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. Additional capital may not be available to us on acceptable terms on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our products would be harmed. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies or products that we would otherwise pursue on our own.

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

As of June 30, 2022, based on public filings, our current executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 41.4% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. Subject to the results and timing of the Rights Offering, the Noteholders could hold up to approximately 90.5% of our common stock following conversion of the Notes, which may provide the Noteholders with substantial influence or control over us. Depending on the involvement and action of other stockholders, our current principal stockholders and management and potentially the Noteholders, following any conversion of the Notes, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We have no current plans to pay cash dividends on our common stock; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have never declared or paid cash dividends on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Also, unless waived, the terms of the Note Purchase Agreement generally prohibit us from declaring or paying any cash dividends and other distributions. Additionally, our ability to pay cash dividends on our common stock may be limited by the terms of any future debt or preferred securities we issue or any future credit facilities we enter into. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had a total of 39,385,438 shares of common stock outstanding as of June 30, 2022.

The holders of approximately 8.7 million shares of our common stock, or approximately 22% of our total outstanding common stock as of June 30, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act. Up to 375 million additional shares of common stock issuable upon conversion of the Notes will also be entitled to registration rights following the closing of the Rights Offering and conversion of the Notes. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

On June 24, 2022, we entered into the Note Purchase Agreement, pursuant to which we agreed to issue and sell up to $125 million in Notes. On June 28, 2022, we completed the issuance of $100 million of Notes. The Notes are convertible into shares of our common stock (the “Conversion Shares”).

The offer and sale of the shares of Notes pursuant to the Note Purchase Agreement are made in reliance on an exemption from registration under the Securities Act pursuant to Section 4(a)(2) thereof. The Conversion Shares will be issued, if at all, in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act.

Use of Proceeds

On October 15, 2020, our registration statement on Form S-1, as amended (Registration No. 333-249075), for our IPO was declared effective by the SEC. There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 19, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by reference
Exhibit number	Exhibit description	Form	Dated	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	10/20/2020	3.1
3.2	Amended and Restated Bylaws	8-K	10/20/2020	3.2
10.1	Settlement Agreement.	8-K	5/2/2022	10.1

10.2+*	Note Purchase Agreement, dated June 24, 2022, by and among Eargo, Inc., Eargo Hearing, Inc., Eargo Screening, LLC, noteholders affiliated with Patient Square Capital and Drivetrain Agency Services, LLC, as administrative agent and collateral agent.	8-K	6/27/2022	10.1

10.3*	Form of Indemnification Agreement to be entered into with Noteholder directors.	8-K	6/27/2022	10.2

10.4*	Board Observer Agreement, dated June 24, 2022, by and between Eargo, Inc. and PSC Echo LP.	8-K	6/27/2022	10.3

10.5+*	Investors’ Rights Agreement, dated June 24, 2022, by and between Eargo, Inc. and those certain investors set forth therein.	8-K	6/27/2022	10.4

10.6*	Registration Rights Agreement, dated June 24, 2022, by and between Eargo, Inc. and those certain investors set forth therein.	8-K	6/27/2022	10.5

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	Inline XBRL Instance Document†
101.SCH	Inline XBRL Taxonomy Extension Schema Document†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)†
†	Filed herewith.
‡	Furnished herewith.
#	Indicates management contract or compensatory plan.

+

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*

Certain confidential information contained in this document, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eargo, Inc.

Date: August 8, 2022	By:	/s/ Christian Gormsen
Christian Gormsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial Officer)