Form 10-Q
period 2022-09-30
Eargo, Inc.
filed 2022-11-07
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39616

Eargo, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3879804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2665 North First Street, Suite 300 San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2022, the registrant had 39,411,069 shares of common stock, par value $0.0001 outstanding.

i

Special note

regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “likely,” “may,” “objective,” “plan,” “ongoing,” “positioned,” “possible,” “potential,” “predict,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the impact on our business of the civil settlement agreement with the U.S. government that resolved the investigation by the U.S. Department of Justice (the “DOJ”) related to insurance reimbursement claims submitted to various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, and the extent to which we may be able to validate and establish additional processes to support the submission of claims for reimbursement to health plans under the FEHB program, and our ability to obtain, maintain or increase insurance coverage for our hearing aids in the future;
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
•
estimates of our future capital needs and our ability to raise capital on favorable terms, if at all, including the timing and level of participation in our rights offering and the related conversion and repayment of our convertible notes, the timing of future capital requirements and the terms or timing of any future financings;
•
our expectations with regard to changes in the regulatory landscape for hearing aid devices, including the implementation of the United States Food and Drug Administration’s new over-the-counter (“OTC”) hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids, as well as any potential actions insurance providers may take following such regulatory changes;
•
our ability to attract and retain customers;
•
our expectations concerning additional orders by existing customers;
•
our expectations regarding the potential market size and size of the potential consumer populations for our products and any future products, including our ability to obtain, maintain or increase insurance coverage of and reimbursement of insurance claims for Eargo hearing aids, which is substantially dependent on, among other things, the outcomes of our efforts to validate and establish additional processes to support the submission of claims for reimbursement from various federal health plans, any third-party payor audits and pending regulations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Eargo, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$88,075	$110,500
Accounts receivable, net	1,156	12,547
Inventories	4,953	5,712
Prepaid expenses and other current assets	5,058	10,873
Total current assets	99,242	139,632
Operating lease right-of-use assets	6,337	7,165
Property and equipment, net	8,691	9,551
Intangible assets, net	1,217	1,681
Goodwill	873	873
Other assets	210	1,209
Total assets	$116,570	$160,111
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,396	$9,053
Accrued expenses	10,966	9,235
Sales returns reserve	1,790	13,827
Settlement liability	—	34,372
Convertible notes	125,000	—
Long-term debt, current portion	—	3,333
Other current liabilities	1,902	1,813
Lease liability, current portion	665	750
Total current liabilities	146,719	72,383
Lease liability, noncurrent portion	6,175	6,640
Long-term debt, noncurrent portion	—	11,924
Total liabilities	152,894	90,947
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 300,000,000 and 110,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 39,411,069 and 39,307,093 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	434,200	425,972
Accumulated deficit	(470,528)	(356,812)
Total stockholders’ equity (deficit)	(36,324)	69,164
Total liabilities and stockholders’ equity (deficit)	$116,570	$160,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue, net	$7,908	$(22,869)	$24,331	$22,062
Cost of revenue	6,007	7,552	16,231	20,311
Gross profit (loss)	1,901	(30,421)	8,100	1,751
Operating expenses:
Research and development	4,963	7,296	14,689	17,222
Sales and marketing	11,282	24,444	37,306	63,202
General and administrative	11,702	16,887	43,980	32,806
Total operating expenses	27,947	48,627	95,975	113,230
Loss from operations	(26,046)	(79,048)	(87,875)	(111,479)
Other income (expense), net:
Interest income	419	2	480	19
Interest expense	—	(269)	(549)	(798)
Change in fair value of convertible notes	(25,000)	—	(25,000)	—
Loss on extinguishment of debt	—	—	(772)	—
Total other income (expense), net	(24,581)	(267)	(25,841)	(779)
Loss before income taxes	(50,627)	(79,315)	(113,716)	(112,258)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(50,627)	$(79,315)	$(113,716)	$(112,258)
Net loss attributable to common stockholders, basic and diluted	$(50,627)	$(79,315)	$(113,716)	$(112,258)
Net loss per share attributable to common stockholders, basic and diluted	$(1.29)	$(2.02)	$(2.89)	$(2.90)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,397,347	39,195,211	39,361,948	38,765,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance December 31, 2021	39,307,093	$4	$425,972	$(356,812)	$69,164
Stock-based compensation	—	—	3,024	—	3,024
Exercise of stock options	37,425	—	92	—	92
Restricted stock units cash settlement	—	—	(69)	—	(69)
Net loss and comprehensive loss	—	—	—	(30,645)	(30,645)
Balance March 31, 2022	39,344,518	4	429,019	(387,457)	41,566
Stock-based compensation	—	—	1,511	—	1,511
Exercise of stock options and release of restricted stock units	40,920	—	33	—	33
Tax withholdings on settlement of restricted stock units	—	—	(22)	—	(22)
Issuance costs	—	—	600	—	600
Net loss and comprehensive loss	—	—	—	(32,444)	(32,444)
Balance June 30, 2022	39,385,438	4	431,141	(419,901)	11,244
Stock-based compensation	—	—	3,057	—	3,057
Exercise of stock options and release of restricted stock units	25,631	—	9	—	9
Tax withholdings on settlement of restricted stock units	—	—	(7)	—	(7)
Net loss and comprehensive loss	—	—	—	(50,627)	(50,627)
Balance September 30, 2022	39,411,069	$4	$434,200	$(470,528)	$(36,324)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2020	38,246,601	$4	$392,965	$(199,058)	$193,911
Stock-based compensation	—	—	5,449	—	5,449
Exercise of stock options	51,467	—	118	—	118
Net loss and comprehensive loss	—	—	—	(13,621)	(13,621)
Balance March 31, 2021	38,298,068	4	398,532	(212,679)	185,857
Stock-based compensation	—	—	5,519	—	5,519
Exercise of stock options	668,760	—	1,181	—	1,181
Issuance of common stock in connection with employee stock purchase plan	174,743	—	2,674	—	2,674
Net loss and comprehensive loss	—	—	—	(19,322)	(19,322)
Balance June 30, 2021	39,141,571	4	407,906	(232,001)	175,909
Stock-based compensation	—	—	5,630	—	5,630
Exercise of stock options and release of restricted stock units	128,877	—	353	—	353
Net loss and comprehensive loss	—	—	—	(79,315)	(79,315)
Balance September 30, 2021	39,270,448	$4	$413,889	$(311,316)	$102,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(113,716)	$(112,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,023	2,780
Stock-based compensation	7,592	15,850
Non-cash interest expense and amortization of debt discount	209	314
Debt issuance costs from convertible notes	5,662	—
Change in fair value of convertible notes	25,000	—
Loss on extinguishment of debt	772	—
Non-cash operating lease expense	828	621
Bad debt expense	524	9,331
Loss on disposal of property and equipment	—	155
Changes in operating assets and liabilities:
Accounts receivable	10,867	(20,498)
Inventories	759	(3,535)
Prepaid expenses and other current assets	6,869	1,745
Other assets	999	(148)
Accounts payable	(2,366)	5,175
Accrued expenses	1,986	639
Sales returns reserve	(12,037)	11,293
Settlement liability	(34,372)	34,372
Other current and noncurrent liabilities	89	1,646
Deferred revenue	—	(294)
Operating lease liabilities	(550)	(687)
Net cash used in operating activities	(96,862)	(53,499)
Investing activities:
Purchases of property and equipment	(2,531)	(708)
Capitalized software development costs	(296)	(3,428)
Cash paid for acquisition of business	—	(2,434)
Net cash used in investing activities	(2,827)	(6,570)
Financing activities:
Proceeds from stock options exercised	134	1,652
Debt repayments	(16,238)	—
Proceeds from employee stock purchase plan purchases	—	2,674
Proceeds from issuance of convertible notes, net of issuance costs paid to lender	99,903	—
Payment of convertible notes issuance costs to third parties	(5,565)	—
Payment of deferred transaction costs	(872)	—
Payment of taxes related to net share settlement of restricted stock units	(29)	—
Restricted stock units settled in cash	(69)	—
Net cash provided by financing activities	77,264	4,326
Net decrease in cash and cash equivalents	(22,425)	(55,743)
Cash and cash equivalents at beginning of period	110,500	212,185
Cash and cash equivalents at end of period	$88,075	$156,442
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$229	$47
Deferred transaction costs included in accounts payable	$182	$—
Stock-based compensation included in capitalized software costs	$—	$748
Convertible preferred stock issuance costs included in accounts payable	$—	$600
Acquisition liability in accrued liabilities	$—	$429

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

DOJ investigation and settlement and claims audits

On September 21, 2021, the Company was informed that it was the target of a criminal investigation by the U.S. Department of Justice (the “DOJ”) related to insurance reimbursement claims the Company submitted on behalf of its customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (the “OPM”). The investigation also pertained to Eargo’s role in customer reimbursement claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Total payments the Company received from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44.0 million. Additionally, the third-party payor with whom the Company historically had the largest volume, which is one of the carriers contracted with the OPM under the FEHB program (“largest third-party payor”), conducted an audit of insurance reimbursement claims (“claims”) submitted by the Company (the “Primary Audit”), which included a review of medical records. The Company was informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

On April 29, 2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation related to the Company’s role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. The settlement agreement provided for the Company’s payment of approximately $34.4 million to the U.S. government and resolved allegations that the Company submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. As discussed further in Note 5, based on the settlement agreement with the U.S. government, the Company recorded a settlement liability of $34.4 million as of December 31, 2021. The settlement amount was treated as consideration payable to a customer and was recorded as a reduction of revenue in the third quarter of 2021. On May 2, 2022, the Company paid the settlement amount.

From the time the Company learned of the DOJ investigation and until December 8, 2021, the Company continued to process orders for customers with potential insurance benefits (including FEHB program members) but suspended all claims submission activities and offered affected customers (i.e., customers using insurance benefits as a method of direct payment for transactions prior to December 8, 2021) the option to return their hearing aids or purchase their hearing aids without the use of their insurance benefits in case their claim was denied or ultimately not submitted by the Company to their insurance plan for payment (the “extended right of return”).

The Company determined that customer transactions using insurance benefits as a method of direct payment occurring between September 21, 2021 (when the Company learned of the DOJ investigation) and December 8, 2021 (when the Company temporarily stopped accepting insurance benefits as a method of direct payment) did not meet the criteria for revenue recognition under ASC 606 and, as such, the Company did not recognize revenue for shipments within that timeframe to customers with potential insurance benefits, substantially all of whom were covered under the FEHB program.

The Company previously estimated that a majority of customers with unsubmitted claims would choose to return the hearing aid system if their insurance provider denied their claim or the claim was ultimately not submitted by the Company for payment, resulting in an increase in expected product returns from sales transactions that occurred prior to September 21, 2021 and recorded during the year ended December 31, 2021. Returns associated with unsubmitted claims reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.

Further, the Company also estimated that, in addition to the customers who chose to return their hearing aid systems, a significant number of customers whose claims were denied by payors or not submitted by the Company for payment may not pay for or return the hearing aid system, resulting in bad debt expense that was recorded during the year ended December 31, 2021.

During the three months ended September 30, 2022, the Company made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid claims. The Company accounted for this decision as a pricing concession (“Pricing Concession”) and during the three and nine months ended September 30, 2022 recorded a $16.1 million reduction to its insurance-related accounts receivable balance along with related reduction to net revenue of $11.6 million and the allowance for credit losses balance of $4.5 million for such unsubmitted and unpaid claims. Further, the Company simultaneously recorded a decrease in its insurance-related sales return reserve of $11.3 million along with a corresponding increase of $11.3 million to net revenue for the three and nine months ended September 30, 2022 related to unsubmitted and unpaid claims. These changes resulted in a decrease in net revenue of $0.3 million for the three and nine months ended September 30, 2022.

In September 2022, the Company resumed accepting insurance benefits as a method of direct payment in certain limited circumstances where there is testing by an independent, licensed healthcare provider to establish medical necessity with supporting clinical documentation. While the Company is continuing to work with third-party payors with the objective of validating and establishing additional processes to support claims that it may submit for reimbursement, the Company may not be able to arrive at acceptable processes or submit future claims in sufficient volume to meaningfully restore or expand the amount of its insurance-based business.

Notwithstanding the DOJ settlement, the Company remains subject to prepayment review of claims by its largest third-party payor before any insurance payments are made.

Liquidity and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of September 30, 2022, the Company had cash and cash equivalents of $88.1 million and an accumulated deficit of $470.5 million.

In June 2022, the Company entered into a note purchase agreement (“Note Purchase Agreement”) pursuant to which it agreed to issue and sell up to $125.0 million in senior secured convertible notes (the “Notes”) of the Company (the “Note Transaction”), of which $100.0 million were issued on June 28, 2022 and will mature in June 2023. Further, the Company’s future operating requirements will be substantial and it will need to raise significant additional resources to fund its operations through equity or debt financing, or some variation thereof. The Company is currently exploring fundraising opportunities to meet these capital requirements, including conducting a rights offering (“Rights Offering”) under the terms of the Note Transaction documents. If the Company is unable to raise additional funding to meet its operational needs, it will be forced to limit or cease its operations. The Note Transaction and Rights Offering are discussed further in Note 6.

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

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty.

Since the announcement of the DOJ investigation, there has been and may continue to be a significant reduction in shipments, revenue and gross margin, which has and could continue to negatively impact the Company’s liquidity and working capital, including by impacting its ability to access additional capital. It is difficult to assess or predict at this time the extent to which the Company is able to validate and establish processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, and the future impacts of the implementation of an over-the-counter (“OTC”) hearing aid regulatory framework (which may lead insurance providers to take actions limiting the Company’s ability to access insurance coverage).

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on May 13, 2022.

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

Significant accounting policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K, except for the policy titled “Convertible notes - fair value option” below.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of September 30, 2022, the Company has not experienced any losses on its deposit accounts and money market accounts. As of September 30, 2022, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Approximately 93% of the Company’s gross accounts receivable as of December 31, 2021 were for customers with insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 90% of the Company’s gross accounts receivable as of December 31, 2021 were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through the Company’s largest third-party payor, which conducted the Primary Audit. The Company remains subject to a prepayment review of claims by the payor who conducted the Primary Audit. Please see caption “DOJ investigation and settlement and claims audits” in Note 1 for more information regarding the DOJ investigation and claims audits. As of September 30, 2022, subsequent to the Pricing Concession, there was no concentration in the Company’s accounts receivable.

Convertible notes - fair value option

The Company has elected the fair value option to account for the Notes that were issued in June 2022, discussed further in Note 6. The Company recorded the Notes at fair value with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss with the exception of changes in fair value due to instrument-specific credit risk, which are recorded as a component of other comprehensive income. Interest expense related to the Notes is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Notes were not deferred and, therefore, expensed as incurred as a component of general and administrative expenses.

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

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration may include concessions, product returns, discounts, incentives, or other similar items. Variable consideration is estimated based on contractual terms and historical analysis using specific data for the type of consideration being assessed.

•
Product Returns

The Company’s customer contracts include the 45-day right of return that applies to all products and the extended right of return offered for certain shipments involving insurance payors prior to December 8, 2021 (at which time the Company temporarily ceased accepting insurance benefits as a method of direct payment). Please see caption “DOJ investigation and settlement and claims audits” in Note 1 for more information regarding the extended right of return.

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

•
Concessions

Concessions are generally viewed as any post-execution change to the original agreement between the Company and customer that increase the customer’s rights or the Company’s obligations without a commensurate increase to the consideration due the Company. Concessions may take many forms and include, but are not limited to, (i) accepting returns that are not required under the terms of the original arrangement, (ii) reducing the arrangement fee, and (iii) extending the terms of payment.

While the Company granted price concession to its customers with unsubmitted and unpaid claims during the three months ended September 30, 2022 (please see caption “DOJ investigation and settlement and claims audits” in Note 1), the Company does not have an established history of providing concessions to its customers and has determined that no adjustments should made to the transaction price in the Company’s ongoing customer arrangements. However, at each reporting period, the Company will re-evaluate the occurrence and level of materiality of concessions and will assess any potential impact on the transaction price accordingly.

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

3. Fair value measurements

The following table summarizes the Company’s financial liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Convertible notes	$—	$—	$125,000	$125,000

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of December 31, 2021. There were no financial assets outstanding that were remeasured at fair value on a recurring basis as of September 30, 2022.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The fair value option better reflects the underlying economics of the Notes and their embedded features.

The fair value of the Notes is determined based on significant inputs not observable in the market, which represents a level 3 measurement within the fair value hierarchy. The fair value of the Notes is estimated as a combination of the Company’s equity, an option on the Company’s equity valued using the Black-Scholes option pricing model, and a short position in a bond valued under the discounted cash flow model. The following table provides a summary of the change in the estimated fair value of the Notes:

Total
(in thousands)
Balance — December 31, 2021	$—
Fair value of convertible notes upon issuance	100,000
Change in fair value of convertible notes	25,000
Balance — September 30, 2022	$125,000

4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	September 30,	December 31,
	2022	2021
	(in thousands)
Raw materials	$493	$1,905
Finished goods	4,460	3,807
Total inventories	$4,953	$5,712

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Advanced payroll deposits	$140	$3,889
Prepaid insurance fees	1,114	2,945
Prepaid marketing costs	297	1,948
Prepaid software subscription	1,036	1,468
Advance to suppliers	1,000	94
Deferred financing costs	1,054	—
Other	417	529
Total prepaid expenses and other current assets	$5,058	$10,873

Property and equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Capitalized software	$11,587	$11,569
Tools and lab equipment	5,813	4,712
Furniture and fixtures	1,677	906
Leasehold improvements	993	861
Computer and equipment	482	401
	20,552	18,449
Less accumulated depreciation and amortization	(11,861)	(8,898)
Total property and equipment, net	$8,691	$9,551

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 amounted to $1.2 million and $1.4 million, respectively, which includes amortization of capitalized software costs of $0.9 million and $0.8 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 amounted to $3.6 million and $2.8 million, respectively, which includes amortization of capitalized software costs of $2.7 million and $1.2 million, respectively.

Intangible assets, net

Intangible assets, net consist of the following:

	September 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$531	$1,169
Other	290	242	48
Total intangible assets, net	$1,990	$773	$1,217

	December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$212	$1,488
Other	290	97	193
Total intangible assets, net	$1,990	$309	$1,681

Amortization expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets, net as of September 30, 2022:

Amount
(in thousands)
Remainder of 2022	$154
2023	425
2024	425
2025	213
Total	$1,217

Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$7,066	$4,845
Accrued warranty reserve	3,516	4,014
Refunds due to customers	384	376
Total accrued expenses	$10,966	$9,235

Sales returns reserve

The sales returns reserve consists of the following activity:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Sales returns reserve, beginning balance	$13,827	$4,326
Reduction of revenue	11,637	32,612
Decrease related to Pricing Concession	(11,263)	—
Utilization of sales returns reserve	(12,411)	(21,319)
Sales returns reserve, ending balance	$1,790	$15,619

During the three months ended September 30, 2022, as part of the Pricing Concession, the Company recorded a decrease in its insurance-related sales return reserve of $11.3 million related to unsubmitted and unpaid claims, which was reflected as a reduction to revenue in the condensed consolidated statement of operations. Please see caption “DOJ investigation and settlement and claims audits” in Note 1.

Allowance for credit losses

The allowance for credit losses consists of the following activity:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Allowance for credit losses, beginning balance	$4,838	$1,868
Charged to expense	524	9,331
Accounts written off, net of recoveries	(5,267)	(6,628)
Allowance for credit losses, ending balance	$95	$4,571

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Accrued warranty reserve, beginning balance	$4,014	$2,390
Charged to cost of revenue	1,632	2,145
Utilization of accrued warranty reserve	(2,130)	(973)
Accrued warranty reserve, ending balance	$3,516	$3,562

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

The right-of-use asset and corresponding lease liability for the Company’s operating leases were estimated using a weighted-average incremental borrowing rate of 7.7%. The weighted-average remaining lease term is 6.64 years.

For the three and nine months ended September 30, 2022, the Company incurred $0.4 million and $1.2 million of operating lease costs, respectively. Variable lease payments for operating expenses and costs related to short-term leases were $0.2 million for the nine months ended September 30, 2022 and were immaterial for the three months ended September 30, 2022.

As of September 30, 2022, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Operating leases
(in thousands)
Remainder of 2022	$367
2023	1,114
2024	1,081
2025	1,331
2026	1,372
Thereafter	3,607
Total minimum future lease payments	8,872
Present value adjustment for minimum lease commitments	(2,032)
Total lease liability	$6,840

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

DOJ Investigation and Settlement. On September 21, 2021, the Company was informed that it was the target of a criminal investigation by the DOJ related to insurance reimbursement claims the Company submitted on behalf of its customers covered by various federal employee health plans under the FEHB program. The investigation also pertained to the Company’s role in customer reimbursement claim submissions to federal employee health plans. Additionally, the Company was the subject of an ongoing claims audit by an insurance company that was historically the Company’s largest third-party payor and was informed by such insurance company that the DOJ was the principal contact related to the subject matter of the audit. In addition to such audit, the Company has been subject to a number of other audits of insurance reimbursement claims submitted to additional third-party payors. One of these claims audits did not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

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

The settlement of the investigation may not resolve all of the audits of insurance reimbursement claims by additional third-party payors, and additionally the Company remains subject to a prepayment review of claims by the payor who conducted the Primary Audit. The Company intends to continue to work with applicable third-party payors to establish processes to support any claims that it may submit for reimbursement, and there are no guarantees that the Company will be able to arrive at such acceptable processes or submit future claims in sufficient volume to meaningfully restore or expanded its insurance-based business.

Securities Class Action. On October 6, 2021, putative shareholder Joseph Fazio filed a purported securities class action against the Company and certain of its officers, captioned Fazio v. Eargo, Inc., et al., No. 21-cv-07848 (N.D. Cal. Oct. 6, 2021) (the “Fazio Action”). Plaintiff Fazio alleges that certain of the Company’s disclosures about its business, operations, and prospects, including reimbursements from third-party payors, violated federal securities laws. Fazio voluntarily dismissed his complaint on December 6, 2021. On November 4, 2021, putative shareholder Alden Chung filed a purported class action lawsuit substantially similar to the Fazio Action, captioned Chung v. Eargo, Inc., et al., No. 21-cv-08597 (N.D. Cal. Nov. 4, 2021) (the “Chung Action”). On November 10, 2021, putative shareholder IBEW Local 353 Pension Plan filed a purported class action substantially similar to the Fazio and Chung Actions and also asserting claims under the federal securities laws against current and former members of the Company’s Board of Directors (the “Board of Directors”) and the underwriters of the Company’s October 15, 2020 initial public offering of common stock, captioned IBEW Local 353 Pension Plan v. Eargo, Inc., et al., No. 21-cv-08747 (N.D. Cal. Nov. 10, 2021) (the “IBEW Action”). These class actions, which seek damages and other relief, were filed in the United States District Court for the Northern District of California. The Fazio and Chung Actions were brought purportedly on behalf of a class of investors who purchased or otherwise acquired Eargo securities between February 25, 2021 and September 22, 2021. The IBEW Local 353 Action was brought purportedly on behalf of a class of investors who purchased or otherwise acquired: (i) Eargo shares in or traceable to the Company’s October 15, 2020 initial public offering of common stock; and/or (ii) shares of Eargo common stock between October 15, 2020 and September 22, 2021. On January 5, 2022, the court consolidated the foregoing class actions (as consolidated, the “Securities Class Action”) under the caption In re Eargo, Inc. Securities Litigation, No. 21-cv-08597-CRB, and appointed IBEW Local 353 Pension Plan and Xiaobin Cai as Lead Plaintiffs and Bernstein Litowitz Berger & Grossmann LLP and Block & Leviton LLP as Lead Counsel. On May 20, 2022, Lead Plaintiffs filed a consolidated amended complaint, which purports to extend the class period through March 2, 2022. Defendants filed a motion to dismiss on July 29, 2022. On September 7, 2022, plaintiffs filed their opposition, and on October 7, 2022, Defendants filed their reply brief in support of their motion to dismiss. A hearing on Defendants’ motion to dismiss is currently scheduled for December 16, 2022.

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

Derivative Action. On December 3, 2021, putative shareholder Barbara Wolfson filed a derivative complaint purportedly on Eargo’s behalf against members of the Board of Directors and the Company as nominal defendant, captioned Wolfson v. Gormsen, et. al., No. 21-cv-09342 (N.D. Cal. Dec. 3, 2021) (the “Wolfson Action”). Plaintiff asserts, among other things, that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures and compliance with laws, rules and regulations governing the business. Plaintiff purports to assert derivative claims on the Company’s behalf for alleged violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breach of fiduciary duty, waste of corporate assets, and aiding and abetting. On March 1, 2022, the court entered the parties’ stipulation staying the Wolfson Action until the resolution of the pending motion to dismiss in the Securities Class Action. On June 9, 2022, putative shareholder Brodie Woodward filed a derivative complaint purportedly on Eargo’s behalf against the same defendants as in the Wolfson Action, as well as Juliet Tammenoms Bakker, Adam Laponis, and Geoff Pardo, captioned Woodward v. Gormsen, et al., No.

22-cv-03419 (N.D. Cal. June 9, 2022) (together with the Wolfson Action, the “Derivative Action”). Plaintiff Woodward asserts substantively similar allegations and causes of action as those asserted in the Wolfson Action. On August 4, 2022, the court granted the parties’ stipulation to consolidate the Derivative Action and to stay the consolidated action until the resolution of the pending motion to dismiss in the Securities Class Action.

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

Proxy Statement Class Action. On September 14, 2022, putative shareholder Adam C. Wolfe filed a purposed securities class action against members of the Board of Directors and the Company as nominal defendant, captioned Wolfe v. Gormsen, et al., No. 2022-0812-MTZ (Del. Ch. Sept. 14, 2022) (the “Wolfe Action”). Plaintiff Wolfe asserted, among other things, breaches of fiduciary duty by the Board of Directors in connection with the Note issuance, as well as that the Company’s proxy statement omitted material information concerning the Note issuance. Plaintiff Wolfe sought injunctive relief and attorneys’ fees and costs, among other remedies. Although the Company believes no supplemental disclosures were required under applicable law, to alleviate the costs, risks and uncertainties inherent in litigation, avoid any potential delay in the Company’s annual meeting of stockholders or the Rights Offering and provide additional information to its stockholders, on October 3, 2022, the Company filed a Current Report on Form 8-K to voluntarily supplement its proxy statement disclosures. On October 17, 2022, Plaintiff Wolfe filed a notice of dismissal with the court, which the court granted on October 24, 2022.

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

During the nine months ended September 30, 2022 and 2021, the Company recognized interest expense related to the 2018 Loan Agreement of $0.5 million and $0.8 million, respectively, which is inclusive of amortization of debt discount.

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

The Notes mature and will be due in cash at the Repayment Value (as defined below) on the one-year anniversary of the First Tranche Closing, subject to earlier conversion, redemption or repurchase in accordance with their terms (the “Maturity Date”). The “Repayment Value” of any Note on any applicable date means an amount payable such that the annualized return on the initial principal amount, which excludes accrued interest, of the Notes is not less than 12.00%, or, if greater, an amount equal to 150% of the initial principal amount of such Note. As of September 30, 2022, based on the outstanding borrowings, the Repayment Value of the Notes was $150.0 million.

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

Rights offering

The Company has agreed to complete a Rights Offering, subject to stockholder approval, for an aggregate of 375.0 million shares of common stock to the Company’s stockholders at an offering price of $0.50 per share of common stock. If a Rights Offering is completed within 150 days following the First Tranche Closing, then the Notes will automatically convert into (i) a number of shares of common stock equal to 375.0 million less the number of shares purchased in the Rights Offering by the Company’s stockholders, and (ii) cash in an amount equal to (x) the Repayment Value of Notes outstanding less (y) the Rights Offering Shortfall Amount. The “Rights Offering Shortfall Amount” represents an amount equal to (a) 375.0 million less the number of shares purchased by the Company’s stockholders in the Rights Offering, multiplied by (b) $0.50. If existing stockholders purchase less than 75.0 million shares in the Rights Offering, then the Noteholders have agreed to purchase up to an additional $25.0 million of Notes (the “Second Tranche”).

If a Rights Offering is completed between 150 days and 180 days following the First Tranche Closing, then the Second Tranche will be issued in full and the Notes will automatically convert into (i) a number of shares of common stock equal to 375.0 million less the number of shares purchased in the Rights Offering by the Company’s stockholders, and (ii) cash in an amount equal to the number of shares purchased by the Company’s stockholders multiplied by $0.50.

Covenants and collateral

The Notes are collateralized by substantially all the assets of the Company, including intellectual property. The Note Purchase Agreement contains various affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, as well as requiring the Company to maintain a minimum of $40.0 million of cash and cash equivalents. The Company was in compliance with all of the covenants as of September 30, 2022.

7. Stock-based compensation

Total stock-based compensation is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$35	$104	$94	$403
Research and development	707	1,584	1,142	3,751
Sales and marketing	642	1,841	1,975	5,595
General and administrative	1,673	1,949	4,381	6,101
Total stock-based compensation	$3,057	$5,478	$7,592	$15,850

Stock-based compensation recorded to research and development expenses during the nine months ended September 30, 2022 included a decrease in cumulative compensation cost recorded for performance-based restricted stock units of $1.1 million as further discussed below.

No stock-based compensation costs have been capitalized during the nine months ended September 30, 2022. Stock-based compensation costs capitalized as part of capitalized software costs was $0.2 million and $0.7 million during the three and nine months ended September 30, 2021, respectively.

Equity incentive plans

As of September 30, 2022, 4,737,428 shares of common stock were issuable upon the exercise of outstanding awards under the 2010 Equity Incentive Plan. As of September 30, 2022, the Company had reserved 9,307,482 shares of common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”), of which 5,144,707 were available for issuance in connection with grants of future awards.

As a result of the uncertainty created by the DOJ investigation and the claims audits, on November 9, 2021, the Company temporarily restricted its employees from selling Company common stock, ceased granting stock option awards and restricted stock units (“RSUs”) that settle solely in Company common stock, suspended its ESPP and paused the settlement of outstanding RSUs, each effective as of November 9, 2021. The Company resumed granting RSUs on March 18, 2022 and RSUs that vested on November 15, 2021 were settled in cash during the first quarter of 2022. All RSUs that vested during the nine months ended September 30, 2022 were settled in shares during the reporting period. The Company resumed granting stock option awards on August 23, 2022. As of September 30, 2022, all outstanding equity awards continue to vest in accordance with their existing vesting schedules.

Stock options

Stock option activity for the nine months ended September 30, 2022 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2021	5,406,815	$4.87	7.88	$12,860
Grants	448,830	2.48
Exercises	(57,946)	2.31
Cancelled/forfeited	(332,577)	5.14
Balance September 30, 2022	5,465,122	$4.69	6.51	$3,160
Vested and exercisable at September 30, 2022	3,571,439	$3.70	5.99	$3,160

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $1.34 per share and $25.94 per share, respectively. The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the excess of the exercise price of the options over the fair value of the Company’s common stock, if any.

As of September 30, 2022, the unrecognized stock-based compensation related to outstanding unvested stock options was $7.7 million, which the Company expects to recognize over a remaining weighted-average period of approximately 1.7 years.

Restricted stock units

RSUs granted under the 2020 Plan represent share-based awards that generally entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the satisfaction of the vesting restrictions.

RSU activity for the nine months ended September 30, 2022 is set forth below:

	Number of shares	Weighted average grant date fair value per share

Balance December 31, 2021	348,451	$43.19
RSUs granted	3,221,920	3.32
RSUs vested	(74,166)	46.60
RSUs forfeited	(217,470)	11.21
Balance September 30, 2022	3,278,735	$6.02

As of September 30, 2022, total unrecognized stock-based compensation related to unvested RSUs was $17.9 million, which the Company expects to recognize over a remaining weighted-average period of approximately 3.55 years.

Performance-based restricted stock units

In June 2021, the Company granted 80,000 RSUs with performance-based vesting conditions that primarily related to the achievement of certain minimum sales of Eargo hearing aid systems and that must be met by December 31, 2022 for the awards to vest. The grant date fair value of the awards was $3.0 million, and the Company previously estimated that all vesting conditions were probable of being satisfied through March 31, 2022. As of June 30, 2022, the vesting conditions associated with 75% of the awards were concluded to be improbable of being satisfied, and the Company recorded a reduction in cumulative compensation cost of $1.1 million during the three months then ended. None of these awards have vested or were forfeited and the probability assessment remained unchanged as of September 30, 2022.

Employee stock purchase plan

As of September 30, 2022, the Company reserved 1,502,310 shares of common stock for issuance under the ESPP, of which 1,327,567 were available for future issuance. The ESPP provides for consecutive, overlapping 24-month offering periods, which are generally divided into four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year. Contributions under the ESPP are generally limited to a maximum of 15% of an employee’s eligible compensation.

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

The ESPP was suspended on November 9, 2021, and there were no offering periods in effect through September 30, 2022.

8. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Common stock options issued and outstanding	5,465,122	5,543,234	5,465,122	5,543,234
Restricted stock units	3,358,735	479,665	3,358,735	479,665
Convertible notes	375,000,000	328,625	375,000,000	328,625
Total	383,823,857	6,351,524	383,823,857	6,351,524

9. Subsequent Events

In October 2022, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its common stock to a total of 450,000,000 shares.

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

We believe that our differentiated hearing aids and consumer-oriented approach have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 103 thousand Eargo hearing aid systems shipped, net of returns, as of September 30, 2022. To date, all our revenue has been generated from customers in the United States.

For the nine months ended September 30, 2022, we generated net revenue of $24.3 million, an increase of $2.3 million from the nine months ended September 30, 2021. Our gross systems shipped during the nine months ended September 30, 2022 were 15,384, compared to 37,369 during the comparable period in 2021. The decrease in shipment volume was largely driven by our decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022. Additionally, during the nine months ended September 30, 2021, we recorded adjustments that materially reduced net revenue as discussed in detail below under “—DOJ investigation and settlement and claims audits.”

Our net losses were $113.7 million and $112.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $470.5 million. We expect to continue to incur losses for the foreseeable future.

Given our need for additional capital to fund our operations, our Board, management team and financial advisors have devoted significant time and effort into exploring our strategic alternatives, including potential financing transactions to generate requisite capital to support our short- and long-term business strategies and a potential sale of the Company. We undertook significant measures to reduce operating expenses and preserve capital, including the elimination of certain programs and reductions in employee workforce. After reviewing all available alternatives, on June 24, 2022, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with an affiliate of Patient Square Capital (together with any subsequent holders of notes under the Note Purchase Agreement, the “Noteholders”) and Drivetrain Agency Services, LLC, as administrative agent and collateral agent, pursuant to which we agreed to issue and sell up to $125.0 million in senior secured convertible notes (the “Notes”) convertible into shares (“Conversion Shares”) of our common stock. On June 28, 2022, we closed the initial issuance of $100.0 million of Notes (the “First Tranche Closing”). The Notes are secured by a first-priority lien on substantially all our assets, including our intellectual property. The Notes mature in June 2023, at which time the Company may be required to repay $150.0 million based on the outstanding borrowings as of September 30, 2022, subject to earlier conversion, redemption or repurchase. We used approximately $16.2 million of the net proceeds from the Notes issuance to repay all existing third-party indebtedness and related pay-off expenses.

As of September 30, 2022, we had cash and cash equivalents of $88.1 million, including the net proceeds received from the First Tranche Closing, which are available to fund operations. Under the terms of the Note Purchase Agreement and related documents, we are required to use the proceeds for working capital purposes and to fund the Company’s general business requirements. The Note Purchase Agreement provides for our undertaking of a rights offering (the “Rights Offering”) by no later than December 24, 2022, the proceeds of which will be used to repay the Notes at a premium, with any remaining Notes not repaid converting into shares of our common stock. Based on the results of the Rights Offering and conversion of the Notes, our stockholders may experience substantial dilution of their holdings and the Noteholders may obtain a substantial or controlling interest in us. We obtained the necessary stockholder approvals to complete the Rights Offering and issue the Conversion Shares at our 2022 annual meeting held on October 12, 2022 (the “Annual Meeting”). If we are unable to complete the Rights Offering by December 24, 2022, the Notes will remain outstanding and we will be in default under the Note Purchase Agreement. In such event, we will face immediate repayment obligations to our Noteholders. Unless we are able to arrange alternative financing or a sale of the Company, we expect that we would not have sufficient funds to satisfy such repayment obligations, which would allow the Noteholders to foreclose on the collateral, which consists of substantially all of our assets, including our intellectual property. For additional information regarding the Notes and the Rights Offering, see the section titled “– Convertible Note Financing” below.

DOJ investigation and settlement and claims audits

As previously disclosed, on September 21, 2021, we were informed that we were the target of a criminal investigation by the DOJ related to insurance reimbursement claims we submitted on behalf of our customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (“OPM”). The investigation also pertained to our role in customer reimbursement claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Total payments the Company received from the government in relation to claims submitted under the FEHB program, net of any product returns and associated refunds, were approximately $44.0 million. Also as previously disclosed, the third-party payor with whom historically we had the largest volume, which is one of the carriers contracted with the OPM under the FEHB program (“largest third-party payor”), conducted an audit of insurance reimbursement claims (“claims”) submitted by us (the “Primary Audit”), which included a review of medical records. We were informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. In addition to the Primary Audit, we have been subject to a number of other audits of insurance reimbursement claims submitted to additional third-party payors (collectively with the Primary Audit, the “claims audits”). One of these claims audits did not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to us that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the previously disclosed DOJ investigation related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. The allegations did not pertain to the quality or performance of our product. The settlement agreement provided for our payment of approximately $34.4 million to the U.S. government and resolved allegations that we submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. As discussed further in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, based on the settlement agreement with the U.S. government, we recorded a settlement liability of $34.4 million in the condensed consolidated balance sheets as of December 31, 2021. The settlement amount was recorded as a reduction of revenue in the third quarter of 2021. On May 2, 2022, we paid the settlement amount.

The settlement with the U.S. government may not resolve all of the audits of insurance reimbursement claims by the various third-party payors, and additionally we remain subject to a prepayment review of claims by the payor who conducted the Primary Audit.

From the time we learned of the DOJ investigation and until December 8, 2021, we continued to process orders for customers with potential insurance benefits (including FEHB program members) but suspended all claims submission activities and offered affected customers (i.e., customers using insurance benefits as a method of direct payment for transactions prior to December 8, 2021) the option to return their hearing aids or purchase their hearing aids without the use of their insurance benefits in case their claim was denied or ultimately not submitted by us to their insurance plan for payment (the “extended right of return”). From December 8, 2021 until September 15, 2022, we did not accept insurance benefits as a method of direct payment.

We determined that customer transactions using insurance benefits as a method of direct payment occurring between September 21, 2021 (when we learned of the DOJ investigation) and December 8, 2021 (when we temporarily stopped accepting insurance benefits as a method of direct payment) did not meet the criteria for revenue recognition under ASC 606 and, as such, we did not recognize revenue for shipments within that timeframe to customers with potential insurance benefits, substantially all of whom were covered under the FEHB program.

We previously estimated that a majority of customers with unsubmitted claims would choose to return the hearing aid system if their insurance provider denied their claim or the claim was ultimately not submitted by us for payment, resulting in an increase in expected product returns from sales transactions that occurred prior to September 21, 2021 and recorded during the year ended December 31, 2021. Returns associated with unsubmitted claims reduce the sales returns reserve, with a corresponding reduction in the related accounts receivable at the time the product is returned.

We also estimated that, in addition to the customers who chose to return their hearing aid systems, a significant number of customers whose claims were denied by payors or not submitted by us for payment may not pay for or return the hearing aid system, resulting in bad debt expense that was recorded during the year ended December 31, 2021.

During the three months ended September 30, 2022, we made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid claims. We accounted for this decision as a pricing concession (“Pricing Concession”) and during the three and nine months ended September 30, 2022 recorded a $16.1 million reduction to our insurance-related accounts receivable balance along with related reduction to net revenue of $11.6 million and the allowance for credit losses balance of $4.5 million for such unsubmitted and unpaid claims. Further, we simultaneously recorded a decrease in our insurance-related sales return reserve of $11.3 million along with a corresponding increase of $11.3 million to net revenue for the three and nine months ended September 30, 2022 related to unsubmitted and unpaid claims. These changes resulted in a decrease in net revenue of $0.3 million for the three and nine months ended September 30, 2022.

Beginning on September 15, 2022, we resumed accepting insurance benefits as a method of direct payment in certain limited circumstances. While we are continuing to work with third-party payors with the objective of validating and establishing additional processes to support claims that we may submit for reimbursement, we may not be able to arrive at acceptable processes or submit future claims in sufficient volume to meaningfully restore or expand the amount of our insurance-based business.

Notwithstanding the settlement with the DOJ, we remain subject to prepayment review by our largest third-party payor, which administers an FEHB plan, of any claims we submit. We have begun to submit insurance claims when the customer has undergone additional testing by an independent, licensed healthcare provider to establish medical necessity, with supporting clinical documentation. We are evaluating additional alternatives for testing, including but not limited to contracting with third parties or existing networks, and/or establishing a management services organization, separate from our existing corporate structure, that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the efficacy of the processes that we have recently established or the extent to which such processes will need to be changed, or additional processes established, or the associated timing or costs, whether we will be successful in implementing any of them, or the impact that such processes and changes may have on our business and operations. If we are unable to successfully implement at least one of these alternatives for testing, we expect that we may not be able to submit future claims in sufficient volume to meaningfully restore or expand the amount of our insurance-based business.

Effective November 1, 2022, we do not have contracts with any FEHB carriers, third-party payors, or other insurance providers, meaning that our products will be considered out-of-network for such payors and insurance providers. Based on our research and correspondence to date with the FEHB carrier with whom we historically had the largest volume, we do not anticipate the reimbursement amounts, patient co-payment amounts, or the claims submission process, including medical necessity requirements and documentation requirements, would change based on whether we are in-network or out-of-network for that FEHB carrier or other FEHB plans. To illustrate, the hearing aid benefit in this FEHB plan is a set amount that covers the hearing aid itself and related fees and supplies, regardless of the plan option and regardless of whether the hearing aid is provided by a preferred, participating, or non-participating provider (i.e., regardless of whether it is in-network or out-of-network), which is not always the case for other benefit categories. However, depending on the FEHB carrier or third-party payor, payment may be made directly to the patient rather than to us if Eargo is out-of-network.

Further, the OTC Final Rule (as defined below) regarding over-the-counter (“OTC”) hearing aids described in greater detail below, which became effective on October 17, 2022, may lead such payors to take additional actions further limiting our ability to access insurance coverage, or there may be a delay in accessing insurance coverage as payors seek to address the OTC Final Rule in their offered benefits, if at all, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

On January 5, 2022, the U.S. District Court for the Northern District of California consolidated three purported securities class actions brought against the Company (as consolidated, the “Securities Class Action”). On May 20, 2022, the lead plaintiffs in the Securities Class Action filed a consolidated amended complaint, which generally alleges that certain of the Company’s disclosures about its business, operations and prospects, including reimbursements from third-party payors, violated federal securities laws. Defendants filed a motion to dismiss the consolidated amended complaint on July 29, 2022 and a hearing on the motion to dismiss is currently scheduled for December 16, 2022. On August 4, 2022, the U.S. District Court for the Northern District of California consolidated two verified shareholder derivative complaints brought against certain of our executive officers and current and former members of our board of directors (as consolidated, the “Derivative Action”). The court stayed the consolidated Derivative Action until the resolution of the pending motion to dismiss the Securities Class Action. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

As a result of the uncertainty created by the DOJ investigation and the claims audits, we took certain actions including, but not limited to:

•
We temporarily restricted our employees from selling Company common stock, ceased granting stock option awards and restricted stock unit (“RSUs”) that settle solely in Company common stock, suspended our 2020 Employee Stock Purchase Plan (“ESPP”) and temporarily paused the settlement of outstanding RSUs, in each case effective as of November 9, 2021 (collectively, the “employee equity actions”). RSUs that vested on November 15, 2021 were settled for $0.1 million in cash during the first quarter of 2022. All RSUs that vested during the nine months ended September 30, 2022 were settled in shares during the reporting period. All equity awards that are currently outstanding continue to vest in accordance with their existing vesting schedules.
•
Our Board of Directors temporarily suspended the non-employee director compensation program with respect to the option awards that would otherwise have been awarded to non-employee directors automatically on the date of our annual meeting of stockholders held on November 9, 2021. In August 2022, our non-employee directors were granted options having an aggregate grant date fair value of $1.34 per share that vest in substantially equal monthly installments between November 9, 2021 and the date of the 2022 annual meeting of stockholders, and vested options remain outstanding and exercisable until the later of December 31, 2024 or 3 months following a termination of service.
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

Convertible note financing

Note Purchase Agreement

On June 24, 2022, after reviewing all available alternatives to secure the funding needed to support the Company’s ongoing operations and pursuit of its business strategies, and a potential sale of the Company, we entered into the Note Purchase Agreement with Noteholders and Drivetrain Agency Services, LLC, as administrative agent and collateral agent. Pursuant to the Note Purchase Agreement, we agreed to issue and sell up to $125.0 million in Notes (the “Note Transaction”). Our Board concluded that the Note Transaction represented the best opportunity available to us to secure necessary capital and was in the best interests of stockholders. In making such determination, the Board considered, among other things, our significant cash burn for an extended period of time, including cash burn due to the settlement of the DOJ investigation, the lack of an alternative firm proposal for a financing transaction, our anticipated continued losses and deteriorating financial position in the near term, the substantial doubt as to our ability to continue as a going concern, our need for additional financing both to continue operations and focus on our business strategies, and the terms of the transaction with the Noteholders, including the availability of the Rights Offering to allow existing stockholders to mitigate the significant potential dilution to stockholders resulting from the Note Transaction and our continued ability to pursue a sale or merger transaction under the terms of the Note Transaction.

On June 28, 2022, we closed the initial issuance of $100.0 million of Notes, providing the Company with critical capital. The Notes mature in June 2023 at which time we may be required to repay $150.0 million based on the borrowings outstanding as of September 30, 2022, subject to earlier conversion, redemption or repurchase. We incurred and paid $5.7 million in transaction costs related to the Note Transaction, which were recorded to general and administrative expenses upon the initial issuance. We used approximately $16.2 million of the net proceeds to repay all existing third-party indebtedness, including all amounts due under our existing term loan (the “2018 Loan Agreement”), and related pay-off expenses.

Rights Offering

In connection with the Note Transaction, we have agreed to consummate the Rights Offering for an aggregate of 375.0 million shares of common stock to stockholders as of a record date to be determined at an offering price of $0.50 per share of common stock. At our Annual Meeting held on October 12, 2022, our stockholders approved (i) an amendment to our certificate of incorporation to increase the number of authorized shares of common stock under the Company’s certificate of incorporation to an amount necessary to consummate the Rights Offering (the “Share Increase Amendment Proposal”) and (ii) for purposes of complying with Nasdaq Listing Rule 5635, the issuance of the full potential amount of Conversion Shares upon conversion of the Notes (the “Nasdaq Proposal”), both of which proposals needed to be approved in order for us to conduct the Rights Offering. If we are unable to complete the Rights Offering by December 24, 2022, the Notes will remain outstanding and we will be in default under the Note Purchase Agreement. The record date for the Rights Offering is October 24, 2022, and we have commenced the Rights Offering as of October 31, 2022 and expect it to be completed prior to November 25, 2022 (the 150th day following the First Tranche Closing), and no later than December 24, 2022.

Conversion

If the Rights Offering is consummated by November 25, 2022, then the Notes will automatically convert into (i) a number of shares of common stock equal to 375.0 million less the number of shares actually subscribed for and purchased with the Rights Offering, and (ii) cash in an amount equal to (x) the Repayment Value of Notes outstanding less (y) the Rights Offering Shortfall Amount. The “Rights Offering Shortfall Amount” represents an amount equal to the product of (a) 375.0 million less the number of shares of common stock subscribed for and actually purchased in the Rights Offering, multiplied by (b) $0.50.

If the Rights Offering is consummated after November 25, 2022 but on or prior to December 24, 2022, then the Second Tranche Notes will be issued (subject to certain conditions) and (a) the total gross proceeds of the Rights Offering will be immediately used to repay in cash a portion of the Notes at the Repayment Value, with the principal amount of the Notes redeemed being equal to the total gross proceeds of the Rights Offering divided by 1.50, and (b) the remaining amount of the Notes that are not redeemed will immediately convert into a number of shares equal to 375.0 million less the number of shares actually subscribed for and purchased in the Rights Offering. The Second Tranche Notes may not be issued if the Rights Offering is not consummated by December 24, 2022.

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

Nothing in the Note Purchase Agreement prohibits us from refinancing the Notes (at their Repayment Value) with a new equity or debt financing, or from selling the Company (and repaying the Notes at the Repayment Value in connection with such sale). We expect that in the event we enter into a sale transaction, then we would not complete the Rights Offering.

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

Stockholder approval

In connection with the Note Transaction, we agreed to hold a meeting of stockholders within 120 days of the First Tranche Closing (i.e., by October 28, 2022) to obtain stockholder approval of the Share Increase Amendment Proposal and the Nasdaq Proposal. We obtained the necessary stockholder approvals of these matters at the Annual Meeting held on October 12, 2022.

Factors affecting our business

Our business priorities include: (i) accessing insurance coverage for Eargo hearing aids, including potentially regaining insurance coverage of Eargo hearing aids for government employees under the FEHB program; (ii) refining and expanding our retail strategy; (iii) optimizing our cash-pay business; and (iv) continuing to invest in innovation. We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Efficient acquisition of new customers

We have spent significant amounts on sales and marketing designed to build a strong brand, achieve broad awareness of our Eargo system, acquire new customers and convert sales leads. Since our public disclosure of the DOJ investigation on September 22, 2021 and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, we have experienced and may continue to experience a material decline in gross systems shipped.

From December 8, 2021 until September 15, 2022, as a result of the DOJ investigation and claims audits (as further described in “—DOJ investigation and settlement and claims audits”), we did not accept insurance as a direct method of payment, and all sales within such timeframe were considered by us to be “cash-pay,” which includes upfront payment, credit card, third-party financing, and distributor payment. We have refocused our sales and marketing efforts and related spend to prioritize conversion of cash-pay consumer leads into satisfied customers. While we intend to continue to work with third-party payors with the objective of validating and establishing additional processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at additional acceptable processes or submit future claims in sufficient volume to meaningfully restore or expand our insurance-based business. The shift to a primarily “cash-pay” model, with minimal volume from our customers using insurance benefits as a direct method of payment to Eargo, will likely result in a sustained increased cost of customer acquisition and require significant sales and marketing investments, based on the historically lower conversion rate for cash-pay customers as compared to customers with potential insurance benefits. We anticipate that our expansion into retail locations may allow for a more streamlined sales process; however, it may not ultimately reduce our cost of customer acquisition due to new sales and marketing initiatives related to such expansion. We are currently unable to predict whether our expansion into retail locations will affect the return rate for our cash-pay customers, and the impact any such change may have on our cost of customer acquisition. Further, the low volume of customers using insurance as a direct payment method may also necessitate identifying commercial partnerships, omni-channel, including retail, or other opportunities, as well as the potential implementation of cost-savings measures, in order to drive cost-efficient cash-pay customer acquisition and offset the significantly higher return rates as well as the related negative impact on revenue and gross margin historically applicable to cash-pay customers.

Changes to the regulatory landscape

Hearing aids are considered medical devices subject to regulation by the FDA. We currently market our products pursuant to the FDA regulatory framework for air-conduction and wireless air-conduction hearing aids, which are respectively classified as Class I and Class II devices exempt from premarket review procedures. In addition, we are currently seeking clearance for certain of our devices to be marketed as Class II self-fitting air-conduction hearing aids.

On August 17, 2022, the FDA published a final rule to establish new regulatory categories for OTC and prescription hearing aids (the “OTC Final Rule”). The OTC Final Rule implements relevant provisions of the FDA Reauthorization Act of 2017 (“FDARA”), which set forth requirements for the FDA to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. Following publication of a proposed rule in October 2021, the FDA issued its OTC Final Rule with requirements for labelling, conditions of sale, performance standards, design requirements and other provisions under which manufacturers may elect to market hearing aids as either OTC or prescription devices, or both. The OTC Final Rule became effective on October 17, 2022, although certain currently marketed devices have until April 14, 2023 to come into compliance with the OTC Final Rule.

In connection with the OTC Final Rule, we have expended, and will continue to expend, significant time and resources evaluating the OTC Final Rule and ensuring that our devices and processes come into compliance with the new requirements in order to market our products in line with our primary direct-to-consumer business and omni-channel models. It is possible that the OTC Final Rule may lead to additional commercial partnership, omni-channel, including retail, or other opportunities, although there are no assurances that it will do so. The OTC Final Rule and the responses thereto by leading insurance providers could also materially impact our efforts to resume submitting claims for customers with potential insurance benefits or have other unforeseen impacts on our business and results of operations.

Please see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products” for more information.

In addition, in August 2022, the FDA requested additional data and information in support of our pending 510(k) submission to market Eargo 5 and 6 as “self-fitting” hearing aids, including additional clinical study data. Given the time it will take to conduct additional studies and prepare a complete response, and the time necessary for the FDA to review our response, it is unclear when we will obtain “self-fitting” clearance for these products, and we may never obtain such clearance. If we are unable to obtain 510(k) clearance for Eargo 5 and 6 as self-fitting hearing aids, we may need to remove certain product features and revise current and future marketing plans for these products in order to market them as OTC hearing aids, which could have a material impact on our business.

Please see the Risk Factor titled, “Our hearing aids are subject to extensive government regulation at the federal and state level, and our failure to comply with applicable requirements could harm our business” for more information.

Omni-channel marketing and distribution activities through commercial partnerships

Eargo’s self-administered hearing screeners are intended to be part of our retail customer experience and are located in certain physical retail settings, allowing customers to obtain general information regarding their hearing and see Eargo hearing aids in person. We also have a select number of commercial partnerships to, among other things, facilitate the retail experience, and we intend to continue to pursue additional opportunities for in-person customer engagement. For example, we have a commercial arrangement with Victra, one of America’s largest wireless retailers, to facilitate access to our hearing screeners and demo our devices at approximately 1,500 Victra store locations across the country. In addition, following the effective date of the OTC Final Rule of October 17, 2022, customers can now purchase or order Eargo hearing aids at those same Victra store locations. We believe that the OTC Final Rule may facilitate the opportunity to execute additional commercial partnerships, expanding our customers’ ability to learn about our hearing aids, obtain general information about their hearing through our current hearing screeners, and experience our devices in person prior to purchasing or ordering directly at retail locations.

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

As described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, approximately 93% of our gross accounts receivable as of December 31, 2021 was for customers with potential insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 90% of our gross accounts receivable as of December 31, 2021 was related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through our largest third-party payor, which conducted the Primary Audit.

We remain subject to a prepayment review of claims by the payor who conducted the Primary Audit. In addition to the Primary Audit, we have been and are also currently subject to a number of other audits of insurance reimbursement claims. During the claims audits, the third-party payors (including our largest third-party payor) conducting such claims audits have generally suspended payments for, and in some cases denied, claims we submitted on behalf of customers, other than one third-party payor that has continued to process claims for payment throughout its audit.

We recorded a sales returns reserve of $13.8 million as of December 31, 2021, largely related to our estimate that a majority of customers with unsubmitted claims would choose to return the hearing aid system if their insurance provider denied their claim or the claim was ultimately not submitted by us for payment. We recorded an allowance for credit losses of $4.8 million as of December 31, 2021, primarily related to insurance claims receivable due from third-party payors and end-users as we estimated that, in addition to the customers who chose to return their hearing aid systems, a significant number of customers with an extended right of return and claims that had not yet and may never be submitted by us for payment may not pay for or return the hearing aid system.

During the three months ended September 30, 2022, we made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid claims. As a result of the Pricing Concession, during the three and nine months ended September 30, 2022, we recorded a $16.1 million reduction to our insurance-related accounts receivable balance along with related reduction to net revenue of $11.6 million and the allowance for credit losses balance of $4.5 million for such unsubmitted and unpaid claims. Further, we simultaneously recorded a decrease in our insurance-related sales return reserve of $11.3 million along with a corresponding increase of $11.3 million to net revenue for the three and nine months ended September 30, 2022 related to unsubmitted and unpaid claims. These changes resulted in a decrease in net revenue of $0.3 million for the three and nine months ended September 30, 2022.

While we intend to continue to work with third-party payors with the objective of validating and establishing additional processes to support any claims that we may submit for reimbursement, we may not be able to arrive at additional acceptable processes or submit future claims in sufficient volume to meaningfully restore or expand our insurance-based business. At the same time, we are also taking steps to further strengthen and enhance our compliance program, and as of September 15, 2022, we have begun to accept insurance benefits again as a method of direct payment in certain limited circumstances.

Based on our correspondence to date with the OPM and the third-party payor with whom historically we had the largest volume, we have implemented a process that requires additional testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. However, a majority of the claims we have submitted since instating this process are still pending responses from the payors, and a portion of the claims we have submitted for reimbursement have been denied and are currently in the appeals process. We are evaluating additional alternatives for testing, including but not limited to contracting with third parties or existing networks and/or establishing a management services organization separate from our existing corporate structure that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the efficacy of the processes that we have recently established or the extent to which such processes will need to be changed, or additional processes established, or the associated timing or costs, whether we will be successful in implementing any of them, or the impact that such processes and changes may have on our business and operations. In addition, it is possible that such testing would be required to be conducted in-person, representing a significant change from our past processes and customer experience that may adversely impact the attractiveness of our offerings to customers, and we may not be able to efficiently or effectively integrate such tests into our operating model.

Effective November 1, 2022, we do not have contracts with any FEHB carriers, third-party payors, or other insurance providers, meaning that our products will be considered out-of-network for such payors and insurance providers. Based on our research and correspondence to date with the FEHB carrier with whom we historically had the largest volume, we do not anticipate the reimbursement amounts, patient co-payment amounts, or the claims submission process, including medical necessity requirements and documentation requirements, would change based on whether we are in-network or out-of-network for that FEHB carrier or other FEHB plans. To illustrate, the hearing aid benefit in this FEHB plan is a set amount that covers the hearing aid itself and related fees and supplies, regardless of the plan option and regardless of whether the hearing aid is provided by a preferred, participating, or non-participating provider (i.e., regardless of if it is in-network or out-of-network), which is not always the case for other benefit categories. However, depending on the FEHB carrier or third-party payor, payment may be made directly to the patient rather than to us if Eargo is out-of-network.

Although we are continuing to work to establish dialogues with third-party payors, we expect any negotiations with payors to last for an extended period of time, and we do not plan to provide a further update until if and when we have reached an understanding with payors or an update or other disclosure is required.

In light of the DOJ investigation, claims audits and OTC Final Rule, we have made and may continue to need to make significant changes to our business and operating model, including a potential long-term shift to a primarily “cash-pay” model, with minimal volume from our customers using insurance benefits as a direct method of payment to Eargo, which would likely result in a sustained increased cost of customer acquisition and require identification of commercial partnership, omni-channel, including retail, or other opportunities, to drive cost efficient acquisition of cash-pay customers.

See “—DOJ investigation and settlement and claims audits” for more information. Please see the Risk Factors titled, “We are subject to risks from legal proceedings, investigations, and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities,” and “We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program, but we have operated on a primarily “cash-pay” basis since December 8, 2021. We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors participating in the FEHB program in the future. As a result, we have faced a significant reduction in revenue and any failure to establish processes to support reimbursement from third-party payors in the future may significantly and adversely impact our business and growth prospects and our ability to sell our products.”

Sales returns rate

Our return policy generally allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states, and can be extended under certain circumstances, including the extended right of return offered for shipments involving insurance payors. Historically, the most commonly cited reason for returning our hearing aids is unsatisfactory fit, which we believe is a by-product of our direct-to-consumer model and online distribution that results in nearly all of our customers ordering our product without trying it first. In addition to unsatisfactory fit, the next most cited reason for returns is that our hearing aids do not provide sufficient audio amplification.

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our returns rate impacts our reported net revenue and gross profit or loss. Sales returns rates, as defined under “—Key business metrics,” were 32% for the year ended December 31, 2021 and 33% for the nine months ended September 30, 2022.

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

We expect to continue refining and improving Eargo hearing aids, and we have the intention of an approximate annual cadence of new product launches. To this end, we are working on the development of a cost-conscious offering as well as the next Eargo hearing aid model with improved functionality. Accordingly, we expect to continue to invest in research and development to support new product introductions. In connection with our product innovation and iteration, we also need to successfully manage our product transitions to avoid delays in customer purchases, excess or obsolete inventory and increased returns as customers wait for our new products to become available. Our development priorities are focused, in part, on expanding refurbishment capability for returned hearing aids. Our refurbishment capabilities are focused on components and allow us to reuse certain key components from our returned devices.

Recruitment and retention of personnel

Our success depends in part upon our continued ability to recruit, retain and motivate high-quality employees, including management, administrative, our clinical and scientific personnel and our direct sales force (among others), and competition for qualified personnel can be intense due to the limited number of individuals possessing the requisite training, skill and experience we require. As a result of uncertainty created by the DOJ investigation and the claims audits, we temporarily suspended our practice of granting equity awards (except for new restricted stock unit grants that we have the option to settle in cash at the time of vesting), suspended our employee stock purchase plan and deferred the settlement of outstanding restricted stock units, in each case effective as of November 9, 2021. We resumed granting RSUs on March 18, 2022 and resumed granting stock option awards on August 23, 2022.

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

Future suspension of equity awards and reductions in workforce, in addition to any negative perceptions of employment with us as a result of the DOJ investigation, the settlement with the U.S. government, and the claims audits, could continue to adversely affect employee morale and have a material adverse impact on our ability to recruit, retain and motivate the high-quality employees critical to our operations, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

Key business metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the following key business metrics, each of which is an important measure that represents the state of our business:

•
Gross systems shipped. We define our gross systems shipped as the number of hearing aid systems shipped during the period. However, we did not record revenue and related sales returns reserve for approximately 670 shipments of Eargo hearing aid systems to customers with potential insurance benefits during the three months ended September 30, 2021 but subsequent to learning of the DOJ investigation, and approximately 1,560 of such shipments during the three months ended December 31, 2021. Since our public disclosure of the DOJ investigation on September 22, 2021 and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, we have experienced and may continue to experience a material decline in gross systems shipped. Beginning on September 15, 2022, we resumed accepting insurance benefits as a method of direct payment in certain limited circumstances and during the three months ended September 30, 2022 we shipped four Eargo hearing aid systems to customers whose method of direct payment was insurance. Continued negative publicity, including in relation to the DOJ investigation and settlement, the claims audits, and other legal proceedings could further harm our reputation and lead to a further decline in gross systems shipped. See “—DOJ investigation and settlement and claims audits” and “—Factors affecting our business.”
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

The following table details the number of gross systems shipped and sales returns rates for the periods presented below:

	Three months ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Gross systems shipped	11,704	12,548	13,117	7,767	5,773	4,455	5,156
Sales returns rate	23.2%	24.1%	46.4%	34.0%	33.9%	33.3%	32.3%

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

Due to the historically higher return rate for cash-pay customers as compared to insurance customers, we expect that revenue, gross profit and gross margin may remain depressed as compared to prior periods for so long as there is minimal volume from our customers using insurance benefits as a direct method of payment to Eargo; however, we are currently unable to predict whether our expansion into retail locations will affect our return rate for cash-pay customers, and the impact any such change may have on our revenue, gross profit and gross margin.

Components of our results of operations

See the discussion under “—DOJ investigation and settlement and claims audits,” which describes a variety of circumstances currently affecting our business and results of operations, and which require that we continually evaluate and adapt our business model and expenditures as new information becomes available.

Revenue, net

We generate revenue primarily from the sale of Eargo hearing aid systems. Following the launch of Eargo 6 in January 2022, we currently offer four versions of our hearing aid systems, the Eargo Max, the Eargo Neo HiFi, the Eargo 5, and the Eargo 6, each at different price points, and we periodically offer discounts and promotions, including holiday promotions. For product sales, control is transferred upon shipment to the customer. We report revenue net of expected returns, which is an estimate informed in part by historical return rates.

Since learning of the DOJ investigation, we temporarily suspended all insurance claims submissions and, from December 8, 2021 until September 15, 2022, did not accept insurance as a direct method of payment. Instead, we focused on cash-pay customers, which includes upfront payment, credit card, third-party financing and distributor payment. Historically, cash-pay customers have had significantly higher return rates than customers with potential insurance benefits, and therefore the potential long-term shift to primarily cash-pay sales may adversely impact revenue, net. Beginning on September 15, 2022, we resumed accepting insurance benefits as a method of direct payment in certain limited circumstances.

Cost of revenue and gross margin

Cost of revenue consists of expenses associated with the cost of finished goods, freight, personnel costs, consumables, product warranty costs, transaction fees, reserves for excess and obsolete inventory, depreciation and amortization, and related overhead.

Our gross margin has been and will continue to be affected by a variety of factors, including sales volumes, product mix, channel mix, pricing strategies, sales returns rates, costs of finished goods, product warranty claim rates and refurbishment strategies, and our ability to service insurance customers and any potential actions insurance providers may take following the implementation of the FDA’s new OTC hearing aid regulatory framework that may limit our ability to access insurance coverage.

We expect our gross margin to remain depressed for so long as there is minimal volume from our customers using insurance benefits as a direct method of payment to Eargo, unless we can successfully target and convert new customers with a similarly low rate of return.

Research and development expenses

Research and development (“R&D”) expenses, consist primarily of engineering and product development costs to develop and support our products, regulatory expenses, non-recurring engineering and other costs associated with products and technologies that are in development, as well as related overhead costs. These expenses include personnel-related costs, including salaries and stock-based compensation, supplies, consulting fees, prototyping, testing, materials, travel expenses, depreciation and allocated facility overhead costs. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions, and related overhead costs. The uncertainty regarding the implementation of the new OTC hearing aid regulatory framework will require that we evaluate our R&D expenses as new information becomes available.

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

Interest expense

Interest expense consists of interest related to borrowings under our debt obligations. In connection with the fair value option, we elected to present interest expense related to the Notes in the changes in fair value.

Change in fair value of convertible notes

We elected on issuance to account for our convertible notes at fair value until their settlement. The change in fair value of the convertible notes is recognized in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, which are recorded as a component of other comprehensive income, if present.

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

	Three months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$7,908	$(22,869)	$30,777	134.6%
Cost of revenue	6,007	7,552	(1,545)	(20.5)
Gross profit (loss)	1,901	(30,421)	32,322	106.2
Operating expenses:
Research and development	4,963	7,296	(2,333)	(32.0)
Sales and marketing	11,282	24,444	(13,162)	(53.8)
General and administrative	11,702	16,887	(5,185)	(30.7)
Total operating expenses	27,947	48,627	(20,680)	(42.5)
Loss from operations	(26,046)	(79,048)	53,002	(67.1)
Other income (expense), net:
Interest income	419	2	417	*
Interest expense	—	(269)	269	*
Change in fair value of promissory notes	(25,000)	—	(25,000)	*
Total other income (expense), net	(24,581)	(267)	(24,314)	*
Loss before income taxes	(50,627)	(79,315)	28,688	(36.2)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(50,627)	$(79,315)	$28,688	(36.2)%

* Not meaningful

Revenue, net

	Three months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$7,908	$(22,869)	$30,777	134.6%

Gross systems shipped during the three months ended September 30, 2022 were 5,156, compared to 13,117 during the comparable period in 2021. The decrease in shipment volume was largely driven by our decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022. Revenue, which is reported net of consideration payable to customers and expected returns, increased by $30.8 million, from $(22.9) million during the three months ended September 30, 2021 to $7.9 million during the three months ended September 30, 2022.

In September 2022, we made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid claims, or the Pricing Concession. This decision resulted in a reduction in net revenue of $0.3 million for the three months ended September 30, 2022 after the remeasurement of sales return reserve and the utilization of the allowance for expected credit losses.

During the three months ended September 30, 2021, the $34.4 million settlement amount associated with the DOJ investigation was recorded as a reduction in revenue. Additionally, we previously estimated that a majority of customers with unsubmitted claims as of September 30, 2021 would choose to return the hearing aid system if their insurance provider denied their claim or the claim was ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, we recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits. Further, we did not recognize revenue and related sales returns reserve on approximately 670 Eargo hearing aid systems shipped during the three months ended September 30, 2021 and subsequent to learning of the DOJ investigation, as these transactions did not meet the criteria for revenue recognition under ASC 606.

Cost of revenue, gross profit (loss), and gross margin

	Three months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Cost of revenue	$6,007	$7,552	$(1,545)	(20.5)%
Gross profit (loss)	1,901	(30,421)	32,322	106.2%
Gross margin	24.0%	*

* Not meaningful

Cost of revenue decreased by $1.5 million, or 20.5%, from $7.6 million during the three months ended September 30, 2021 to $6.0 million during the three months ended September 30, 2022. The change was primarily due to the decrease in the volume of Eargo hearing aid systems shipped partially offset by charges related to certain slow moving inventory items.

We recorded gross loss of $30.4 million during the three months ended September 30, 2021, compared to gross profit of $1.9 million and gross margin of 24% during the three months ended September 30, 2022. The gross loss during the three months ended September 30, 2021 is primarily due to the $34.4 million settlement amount associated with the DOJ investigation, the previously expected increase in product returns from customers with unsubmitted claims, and the approximately 670 Eargo hearing aid systems shipped during the three months ended September 30, 2021 to our customers with potential insurance benefits for which we did not recognize related revenue.

Estimated sales returns are recorded as a reduction in revenue. During the three months ended September 30, 2022 and 2021, we recorded $3.6 million and $19.0 million of estimated sales returns to reduce revenue. The reduction is attributable primarily to $13.3 million recorded during the three months ended September 30, 2021 for estimated sales returns related to the expected increase in product returns from shipments to customers with potential insurance benefits and the reduction in the number of our gross system shipped during the three months ended September 30, 2022.

Research and development (R&D)

	Three months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Research and development	$4,963	$7,296	$(2,333)	(32.0)%

R&D expenses decreased by $2.3 million, or 32.0%, from $7.3 million during the three months ended September 30, 2021 to $5.0 million during the three months ended September 30, 2022. The change was primarily due to the impact of decreased headcount, a net decrease of $1.2 million in personnel and personnel-related costs due in part to a decrease in stock-based compensation, primarily related to the suspension of our ESPP in November 2021, and a net decrease of $0.9 million in third-party costs subsequent to the commercial launches of Eargo 5 in July 2021 and Eargo 6 in January 2022.

Sales and marketing

	Three months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Sales and marketing	$11,282	$24,444	$(13,162)	(53.8)%

Sales and marketing expenses decreased by $13.2 million, or 53.8%, from $24.4 million during the three months ended September 30, 2021 to $11.3 million during the three months ended September 30, 2022. The change was primarily due to decreases in direct marketing, advertising and promotional expenses of $9.9 million due to a reduction in media following our decision to temporarily stop accepting insurance benefits as a method of direct payment on December 8, 2021, and decreases in personnel and personnel-related costs of $3.2 million, which includes a $1.2 million decrease in stock-based compensation primarily related to the suspension of our ESPP in November 2021.

General and administrative

	Three months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
General and administrative	$11,702	$16,887	$(5,185)	(30.7)%

General and administrative expenses decreased by $5.2 million, or 30.7%, from $16.9 million during the three months ended September 30, 2021 to $11.7 million during the three months ended September 30, 2022. During the three months ended September 30, 2021 our bad debt expense was higher by $8.6 million based on our estimate that a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system. During the three months ended September 30, 2022, the reduction in bad debt expense was partially offset by an increase of $2.8 million relating to general corporate costs primarily related to legal, accounting, consulting and other professional fees driven by activities related to litigation, financing and compliance matters, and a net increase of $0.7 million in personnel and personnel-related costs as a result of increased headcount, partially offset by a decrease in stock-based compensation of $0.3 million primarily related to the suspension of our ESPP in November 2021.

Change in fair value of convertible notes

	Three months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Change in fair value of convertible notes	$(25,000)	$—	$(25,000)	*

The change in fair value of convertible notes payable of $25.0 million for the three months ended September 30, 2022 was attributable to our progress towards completing the Rights Offering and the change in our common stock price from the issuance date of the Notes through September 30, 2022.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$24,331	$22,062	$2,269	10.3%
Cost of revenue	16,231	20,311	(4,080)	(20.1)
Gross profit	8,100	1,751	6,349	362.6
Operating expenses:
Research and development	14,689	17,222	(2,533)	(14.7)
Sales and marketing	37,306	63,202	(25,896)	(41.0)
General and administrative	43,980	32,806	11,174	34.1
Total operating expenses	95,975	113,230	(17,255)	(15.2)
Loss from operations	(87,875)	(111,479)	23,604	(21.2)
Other income (expense), net:
Interest income	480	19	461	*
Interest expense	(549)	(798)	249	(31.2)
Change in fair value of convertible notes	(25,000)	—	(25,000)	*
Loss on extinguishment of debt	(772)	—	(772)	*
Total other income (expense), net	(25,841)	(779)	(25,062)	*
Loss before income taxes	(113,716)	(112,258)	(1,458)	1.3
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(113,716)	$(112,258)	$(1,458)	1.3%

* Not meaningful

Revenue, net

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$24,331	$22,062	$2,269	10.3%

Gross systems shipped during the nine months ended September 30, 2022, were 15,384, compared to 37,369 during the comparable period in 2021. The decrease in shipment volume was largely driven by our decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022. However, as revenue is reported net of consideration payable to customers and expected returns, the reported amounts increased by $2.3 million or by 10%, from $22.1 million during the nine months ended September 30, 2021 to $24.3 million during the nine months ended September 30, 2022.

In September 2022, we made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid claims, or the Pricing Concession. This decision resulted in a reduction in net revenue of $0.3 million for the nine months ended September 30, 2022 after the remeasurement of sales return reserve and the utilization of the allowance for expected credit losses.

During the nine months ended September 30, 2021, the $34.4 million settlement amount associated with the DOJ investigation was recorded as a reduction in revenue. Additionally, we previously estimated that a majority of customers with unsubmitted claims as of September 30, 2021 would choose to return the hearing aid system if their insurance provider denied their claim or the claim was ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, we recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits. Further, we did not recognize revenue and related sales returns reserve on approximately 670 Eargo hearing aid systems shipped during the three months ended September 30, 2021 and subsequent to learning of the DOJ investigation, as these transactions did not meet the criteria for revenue recognition under ASC 606.

Cost of revenue, gross profit, and gross margin

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Cost of revenue	$16,231	$20,311	$(4,080)	(20.1)%
Gross profit	8,100	1,751	6,349	362.6%
Gross margin	33.3%	7.9%

Cost of revenue decreased by $4.1 million, or 20.1%, from $20.3 million during the nine months ended September 30, 2021 to $16.2 million during the nine months ended September 30, 2022. The change was primarily due to the decrease in the volume of Eargo hearing aid systems shipped partially offset by charges related to certain slow moving inventory items.

Gross margin increased to 33.3% during the nine months ended September 30, 2022, compared to 7.9% for the comparable period in 2021. The increase in gross margins is primarily due to the $34.4 million settlement amount associated with the DOJ investigation, the previously expected increase in product returns from customers with unsubmitted claims, and the approximately 670 Eargo hearing aid systems shipped during the three months ended September 30, 2021 to our customers with potential insurance benefits for which we did not recognize related revenue.

Estimated sales returns are recorded as a reduction in revenue. During the nine months ended September 30, 2022 and 2021, we recorded $11.6 million and $32.6 million of estimated sales returns to reduce revenue. The reduction is attributable primarily to one-time charges of $13.3 million recorded during the nine months ended September 30, 2021 for estimated sales returns related to the expected increase in product returns from shipments to customers with potential insurance benefits and the reduction in the number of our gross system shipped during the nine months ended September 30, 2022.

Research and development (R&D)

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Research and development	$14,689	$17,222	$(2,533)	(14.7)%

R&D expenses decreased by $2.5 million, or 14.7%, from $17.2 million during the nine months ended September 30, 2021 to $14.7 million during the nine months ended September 30, 2022. The change was primarily due to a net decrease of $1.7 million in personnel and personnel-related costs primarily due to a decrease of $2.6 million in stock-based compensation, and net decrease of $0.7 million in third-party costs subsequent to the commercial launches of Eargo 5 in July 2021 and Eargo 6 in January 2022. The decrease in stock-based compensation during the nine months ended September 30, 2022 is primarily due to the suspension of our ESPP in November 2021 as well as our estimate that certain vesting conditions associated with performance-based restricted stock units were no longer deemed probable of being met, which has remained unchanged since June 30, 2022.

Sales and marketing

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Sales and marketing	$37,306	$63,202	$(25,896)	(41.0)%

Sales and marketing expenses decreased by $25.9 million, or 41.0%, from $63.2 million during the nine months ended September 30, 2021 to $37.3 million during the nine months ended September 30, 2022. The change was primarily due to decreases in direct marketing, advertising and promotional expenses of $18.5 million due to a reduction in media following our decision to temporarily stop accepting insurance benefits as a method of direct payment on December 8, 2021, and a decrease in personnel and personnel-related costs of $7.4 million primarily due to a decrease in employee headcount, including a $3.6 million decrease in stock-based compensation primarily related to the suspension of our ESPP in November 2021.

General and administrative

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
General and administrative	$43,980	$32,806	$11,174	34.1%

General and administrative expenses increased by $11.2 million, or 34.1%, from $32.8 million during the nine months ended September 30, 2021 to $44.0 million during the nine months ended September 30, 2022. This change was primarily due to an increase of $13.9 million in general corporate costs primarily related to legal, accounting, consulting and other professional fees driven by activities related to the DOJ investigation and compliance matters and increase in insurance overhead cost as result of operating as a public company and $5.7 million in third-party costs related to the Note Transaction. During the nine months ended September 30, 2021 our bad debt expense was higher by $8.8 million based on our estimate that a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system.

Change in fair value of convertible notes

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Change in fair value of convertible notes	$(25,000)	$—	$(25,000)	*

The change in fair value of convertible notes payable of $25.0 million for the nine months ended September 30, 2022 was attributable to our progress towards completing the Rights Offering and the change in our common stock price from the issuance date of the Notes through September 30, 2022.

Liquidity and capital resources

Sources of liquidity and operating capital requirements

Since our inception, we have incurred net losses and negative cash flows from operations. We have funded our operations primarily from the net proceeds received from the sale of our equity securities, indebtedness and revenue from the sale of our products.

On June 28, 2022, we completed the First Tranche Closing of the Note Transaction, generating $100.0 million in gross proceeds. We incurred $5.7 million in transaction costs related to the Note Transaction, which were paid in full as of September 30, 2022. Concurrently with the First Tranche Closing, we used approximately $16.2 million of the proceeds to repay all existing third-party indebtedness and related pay-off expenses, including all principal outstanding under the 2018 Loan Agreement. As of September 30, 2022, we had cash and cash equivalents of $88.1 million, including the net proceeds received from the First Tranche Closing, and an accumulated deficit of $470.5 million. Under the terms of the Note Transaction documents, we are required to use the proceeds for working capital purposes and to fund our general business requirements. For additional information regarding the Notes and the Note Transaction, refer to the section titled “—Convertible Note Financing.”

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
•
the costs involved in resolving the third-party claims audits and potential recoupment of previous claims paid, as well as other legal proceedings (including the shareholder class action and derivative suits discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), and their duration and impact on our business generally (particularly with respect to our ability to accept insurance as a direct method of payment);
•
the availability of insurance coverage for our hearing aid devices, and any costs associated with reimbursement and compliance, including the implementation of the FDA’s new OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage), and any resulting changes to our business model, including a potential long-term shift to a primarily “cash-pay” model, with minimal volume from our customers using insurance benefits as a method of direct payment to Eargo, which would likely result in a sustained increased cost of customer acquisition;

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

Our liquidity is subject to various risks, including the risks identified in the section titled “Risk Factors” in Item 1A of Part II. While the extent to which we are able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, and the future impacts of the implementation of the FDA’s new OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage) are difficult to assess or predict at this time, since the announcement of the DOJ investigation and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, there has been and may continue to be a significant reduction in shipments, revenue and gross margin which could in the future negatively impact our liquidity and working capital, including by impacting our ability to access any additional capital.

Contractual obligations and commitments

There have been no changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for the following:

On June 24, 2022, we entered into the Note Purchase Agreement, pursuant to which we agreed to issue and sell up to $125.0 million in Notes. On June 28, 2022, we closed the initial issuance of $100.0 million of Notes. We used approximately $16.2 million of the net proceeds to repay all existing third-party indebtedness, including all principal outstanding under the 2018 Loan Agreement, and related pay-off expenses. Refer to the section titled “—Convertible Note Financing” and Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the Note Transaction and the Note Purchase Agreement.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(96,862)	$(53,499)
Net cash used in investing activities	(2,827)	(6,570)
Net cash provided by financing activities	77,264	4,326
Net decrease in cash and cash equivalents	$(22,425)	$(55,743)

Operating activities

During the nine months ended September 30, 2022, cash used in operating activities was $96.9 million, attributable to a net loss of $113.7 million and a net change in our net operating assets and liabilities of $27.8 million, partially offset by non-cash charges of $44.6 million. Non-cash charges primarily consisted of $25.0 million in change in fair value of convertible notes, $7.6 million in stock-based compensation, $5.7 million in debt issuance costs from convertible notes, the payments of which are classified as cash used in financing activities, $4.0 million in depreciation and amortization expense, $0.8 million loss on extinguishment of debt, $0.8 million in non-cash operating lease expense, and $0.5 million in bad debt expense. The change in our net operating assets and liabilities was primarily due to a $34.4 million decrease in the settlement liability which was paid in accordance with the terms of the DOJ settlement agreement, $12.0 million decrease in sales returns reserve primarily due to the Pricing Concession, $2.4 million decrease in accounts payable, and $0.6 million decrease in operating lease liabilities, partially offset by a $10.9 million decrease in accounts receivable primarily due to the Pricing Concession, $6.9 million decrease in prepaid expenses and other current assets, $2.0 million increase in accrued expenses, and $1.0 million decrease in other assets.

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

Investing activities

During the nine months ended September 30, 2022, cash used in investing activities was $2.8 million, which consisted of $2.5 million related to the purchase of property and equipment and $0.3 million in payments for costs related to the development of internal use software capitalized during 2021.

During the nine months ended September 30, 2021, cash used in investing activities was $6.6 million, which consisted of $2.4 million in cash paid for acquisition of a business, $3.4 million in capitalized costs related to the development of internal use software and $0.7 million related to the purchase of property and equipment.

Financing activities

During the nine months ended September 30, 2022, cash provided by financing activities was $77.3 million, which primarily consisted of $99.9 million in proceeds from issuance of convertible notes net of issuance costs paid to lender and $0.1 million in proceeds from the exercise of stock options, partially offset by $16.2 million in debt repayments, $5.6 million in payments of convertible notes issuance costs to third parties and $0.9 million in payments of deferred transaction costs for the anticipated Rights Offering.

On June 24, 2022, we entered into the Note Purchase Agreement, pursuant to which we agreed to issue and sell up to $125.0 million in Notes. On June 28, 2022, we closed the initial issuance of $100.0 million of Notes. We used approximately $16.2 million of the net proceeds to repay all existing third-party indebtedness and related pay-off expenses. We incurred $5.7 million in transaction costs related to the Note Transaction, which were paid in full as of September 30, 2022. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the Note Transaction and the Note Purchase Agreement.

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

Fair value of convertible notes

The fair value of the Notes is estimated as a combination of the Company’s equity, an option on the Company’s equity valued using the Black-Scholes option pricing model, and a short position in a bond valued under the discounted cash flow model. As of the issuance date of the Notes, the fair value of the Notes was determined to be equal to the proceeds received. As of September 30, 2022, the fair value of the notes was estimated at $125.0 million. Estimates and assumptions impacting the fair value measurement include the timing of the Rights Offering and the related risk-free interest rate for the expected timing, the closing price of our common stock as of the applicable valuation date, and the expected volatility of our common stock.

Recent accounting pronouncements

See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of September 30, 2022 and December 31, 2021 consisted of $88.1 million and $110.5 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of December 31, 2021, we had $15.0 million in variable rate debt outstanding. On June 28, 2022 in connection with the Note Transaction, we repaid all amounts outstanding and terminated the 2018 Loan Agreement, and as of September 30, 2022, we had no variable debt outstanding. Refer to the section titled “—Convertible Note Financing” and Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the Note Transaction and the Note Purchase Agreement.

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

As of September 30, 2022, our management, with the participation and supervision of our principal executive officer, our principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, principal financial, and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer, our principal financial officer, and our principal accounting officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting and entity level controls described below, our disclosure controls and procedures were not effective as of September 30, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer, and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The material weakness identified related to a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions. We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including (i) the hiring of additional qualified supervisory resources and finance department employees, and (ii) the engagement of additional technical accounting consulting resources.

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

•
We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program, but we have operated on a primarily “cash-pay” basis since December 8, 2021. Following the civil settlement with the U.S. government on April 29, 2022, we may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program. As a result, we have faced a significant reduction in revenue and any failure to establish additional processes to support reimbursement from third-party payors may significantly and adversely impact our business and growth prospects and our ability to sell our products.
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
•
If we are unable to complete the Rights Offering by December 24, 2022, all of the Notes will remain outstanding and we will be in default under the Note Purchase Agreement and face repayment obligations to the Noteholders. Unless we are able to arrange alternative financing or a sale of the Company, we expect that we would not have sufficient funds to satisfy such repayment obligations, which would allow the Noteholders to foreclose on the collateral, which consists of substantially all of our assets, including our intellectual property, and our stockholders would likely lose all or substantially all of their investment in our common stock.
•
Potential opportunities for growth in our business outside of the FEHB program, such as the implementation of the FDA’s new OTC hearing aid regulatory framework and any potential Medicare, or other insurance, coverage for certain hearing aids, may not materialize and, as such, our business and growth prospects and our ability to sell our products may be materially and adversely impacted.
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

Risks relating to our industry and business

We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program, but we have operated on a primarily “cash-pay” basis since December 8, 2021. We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program. As a result, we have faced a significant reduction in revenue and any failure to establish additional processes to support reimbursement from third-party payors may significantly and adversely impact our business and growth prospects and our ability to sell our products.

A significant portion of our revenue has historically been dependent on payments from third-party payors; for example, in the quarter ended September 30, 2021, 6,243 out of the 13,117 total gross systems shipped were for customers with potential insurance benefits. However, since December 8, 2021, we have operated on a primarily “cash-pay” basis.

Third-party payors periodically conduct pre- and post-payment reviews, including audits of previously submitted claims, and we are currently experiencing and may experience such reviews and audits of claims in the future. Historically, we submitted claims to a concentrated number of third-party payors under certain benefit plans, and substantially all such claims related to the FEHB program. We temporarily suspended all claims submission activities on September 22, 2021 when we learned of the investigation by the DOJ related to our role in customer reimbursement claim submissions to various federal employee health plans under the FEHB program.

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation. Pursuant to the settlement agreement, we paid approximately $34.4 million to the U.S. government. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. While we intend to continue to work with applicable third-party payors with the objective of validating and establishing additional processes to support any future claims that we may submit for reimbursement and, as of September 15, 2022, we have begun to accept insurance benefits as a method of direct payment again under certain limited circumstances, we may not be able to arrive at additional acceptable processes or submit future claims in sufficient volume to meaningfully restore or expand our insurance-based business. For example, we do not currently conduct in-person hearing tests, and it is possible that in-person testing would be required to support any claims submissions, representing a significant change from our past processes and direct-to-customer business model that may adversely impact the attractiveness of our offerings to customers.

Based on our correspondence to date with the OPM and the third-party payor with whom historically we had the largest volume, we have implemented a process to support claims submissions that requires additional testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. However, a majority of the claims we have submitted since instating this process are still pending responses from the payors, and a portion of the claims we have submitted for reimbursement have been denied and are currently in the appeals process. We are evaluating additional alternatives for testing, including but not limited to contracting with third parties or existing networks and/or establishing a management services organization separate from our existing corporate structure that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the efficacy of the processes that we have recently established or the extent to which such processes will need to be changed, or additional processes established, or the associated timing or costs, whether we will be successful in implementing any of them, or the impact that such processes and changes may have on our business and operations. If we are unable to successfully implement at least one of these alternatives for testing, we expect that we will not be able to submit future claims in sufficient volume to meaningfully restore or expand the amount of our insurance-based business going forward.

Effective November 1, 2022, we do not have contracts with any FEHB carriers, third-party payors, or other insurance providers, meaning that our products will be considered out-of-network for such payors and insurance providers. Based on our research and correspondence to date with the FEHB carrier with whom we historically had the largest volume, we do not anticipate the reimbursement amounts, patient co-payment amounts, or the claims submission process, including medical necessity requirements and documentation requirements, would change based on whether we are in-network or out-of-network for that FEHB carrier or other FEHB plans. To illustrate, the hearing aid benefit in this FEHB plan is a set amount that covers the hearing aid itself and related fees and supplies, regardless of the plan option and regardless of whether the hearing aid is provided by a preferred, participating, or non-participating provider (i.e., regardless of if it is in-network or out-of-network), which is not always the case for other benefit categories. However, depending on the FEHB carrier or third-party payor, payment may be made directly to the patient rather than to us if Eargo is out-of-network.

We cannot provide any assurance as to the timing or costs associated with establishing processes to support the submission of claims, if we can do so at all, or the impact that such processes may have on our business and results of operations. Further, the Final OTC Rule may lead such payors to take additional actions further limiting our ability to access insurance coverage, or there may be a delay in accessing insurance coverage as payors seek to address the new OTC framework in their offered benefits, if at all, any of which may have a material adverse effect on our financial condition, results of operations or cash flows. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed, and certain carriers, including the third-party FEHB carrier with whom historically we had the largest volume, excluded from coverage so-called “over-the-counter” hearing aids and enhancement devices (such as personal sound amplification products, or “PSAPs”). Accordingly, the new regulatory category of OTC hearing aids created with the OTC Final Rule are not covered under certain plans as currently written, until such time as such carriers update their coverage policies to reflect the newly established OTC category under the OTC Final Rule, if ever. It is our understanding that the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide currently does not intend to cover OTC devices following the recent OTC Final Rule. In addition, even if health plans update their coverage policies to include the new regulatory category of OTC hearing aids, they nonetheless may require a prescription, evaluation or diagnostic test conducted by a licensed healthcare professional to establish medical necessity and/or establish lower reimbursement rates for OTC hearing aids. Although we may seek to market certain of our devices as prescription hearing aids, payors, including the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide, may still not provide coverage for such devices because they are also offered OTC. We may need to work with individual carriers (including FEHB plans) to establish coverage for our hearing aids. Although we are continuing to work to establish dialogues with third-party payors, we expect any negotiations with payors to last for an extended period of time, and we do not plan to provide a further update until if and when we have reached an understanding with payors or an update or other disclosure is required.

Following the settlement with the U.S. government, we remain subject to prepayment review of claims by the third-party payor with whom historically we had the largest volume. An additional payor audit related to claims submitted for customers with FEHB plans also remains in process.

As a result of the change to a primarily “cash-pay” business model, we have faced a significant reduction in revenue and reduced growth prospects. If we are unable to establish processes to support reimbursement from third-party payors, our business and growth prospects and our ability to sell our products may be significantly and adversely impacted.

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
•
the costs involved in resolving third-party claims audits and recoupment of previous claims paid, as well as other legal proceedings (including the shareholder class action and derivative action discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), and their duration and impact on our business generally;
•
the availability of insurance coverage for our hearing aid devices, and any costs associated with reimbursement and compliance, including following the implementation of the OTC Final Rule (which may lead insurance providers to take actions limiting our ability to access insurance coverage), and any resulting changes to our business model, including a potential long-term shift to a model that generally excludes insurance benefits as a method of direct payment to Eargo, which would likely result in a sustained increased cost of customer acquisition;
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

Based on the results of the Rights Offering and conversion of the Notes, our stockholders may experience substantial dilution of their holdings and the Noteholders may obtain a substantial or controlling interest in us. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant further dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities. Even if we are able to raise significant additional capital necessary to continue our operations within the next year, if we are unable to obtain additional adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances, or developments, including the implementation of the OTC Final Rule, could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected.

Potential opportunities for growth in our business outside of the FEHB program, such as the implementation of the FDA’s new OTC hearing aid regulatory framework and any potential Medicare, or other insurance, coverage for certain hearing aids, may not materialize and, as such, our business and growth prospects and our ability to sell our products may be materially and adversely impacted.

Beginning on December 8, 2021, we made the decision to temporarily stop accepting insurance benefits as a method of direct payment, although, as of September 15, 2022, we have begun to accept insurance benefits as a method of direct payment again when the customer has undergone additional testing by an independent, licensed healthcare provider to establish medical necessity, with supporting clinical documentation. While we intend to continue working with applicable third-party payors with the objective of validating and establishing additional processes to support claims that we may submit for reimbursement, we may not be able to arrive at additional acceptable processes or submit future claims under the FEHB program in sufficient volume to meaningfully restore or expand our insurance-based business. As such, our future growth prospects may be dependent upon other opportunities, such as the new OTC hearing aid regulatory framework and other potential insurance coverage, if any, for certain hearing aids that we may be able to access.

We intend to focus on both accessing third-party reimbursement and increasing coverage and reimbursement for our current products and any future products we may develop. Our long-term ability to service insurance customers may be dependent on any potential actions insurance providers may take following the implementation of the new OTC hearing aid regulatory framework that may limit our ability to access insurance coverage. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed, and certain carriers, including the third-party FEHB carrier with whom historically we had the largest volume, excluded from coverage so-called “over-the-counter” hearing aids and enhancement devices (such as personal sound amplification products, or “PSAPs”). Accordingly, the new regulatory category of OTC hearing aids created with the OTC Final Rule are not covered under certain plans as currently written, until such time as such carriers update their coverage policies to reflect the newly established OTC category under the OTC Final Rule, if ever. It is our understanding that the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide currently does not intend to cover OTC devices following the recent OTC Final Rule. In addition, even if health plans update their coverage policies to include the new regulatory category of OTC hearing aids, they nonetheless may require a prescription, evaluation or diagnostic test conducted by a licensed healthcare professional to establish medical necessity. Although we may seek to market certain of our devices as prescription hearing aids, payors, including the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide, may still not provide coverage for such devices because they are also offered OTC. We may need to work with individual carriers (including FEHB plans) to establish coverage for our hearing aids. Our future growth prospects may also be dependent on any potential Medicare or other insurance coverage, if any, for certain hearing aids (which may not include Eargo hearing aids). We may never achieve sufficient additional third-party reimbursement to meaningfully restore or expand our insurance-based business.

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

We are unable to predict how long such legal proceedings, investigations and inquiries will continue, but we have incurred and anticipate that we will continue to incur significant costs in connection with these matters and that these legal proceedings, investigations and inquiries have resulted and will continue to result in substantial distraction of management’s time, regardless of the outcome. These legal proceedings, investigations and inquiries may result in damages, fines, penalties, consent orders or other sanctions (including exclusion from government programs and/or a recoupment of previous claims paid) against us and/or certain of our officers or directors, or in changes to our business practices, including the potential long-term shift to a primarily “cash-pay” model, with minimal volume from our customers using insurance benefits as a direct method of payment to Eargo. Furthermore, publicity surrounding these legal proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us, coupled with the recent intensified public scrutiny of our Company, could result in additional legal proceedings, investigations and inquiries. As a result, these legal proceedings, investigations and inquiries have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations.

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

The challenges we face in managing our business, including our potential long-term shift to a primarily “cash-pay” business model, the obstacles to our being able to obtain reimbursement for our products from third-party payors, and the changing regulatory landscape, place significant demands on our management, financial, operational, technological and other resources, and we expect that managing our business will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls, reporting systems and procedures. In particular, the challenges in managing our business involve a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high-quality product standards and regulatory compliance and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. In addition, we completed employee workforce reductions in the fourth quarter of 2021 and second quarter of 2022, which actions may continue to impact the attraction and retention of employees, as well as employee morale and productivity. We cannot assure you that any increases in scale, related improvements and quality or compliance assurance will be successfully implemented or that appropriate personnel will be available to facilitate the management and growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs or an inability to meet demand. If we do not effectively manage our business through the various challenges we face, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

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

Maintaining good relationships with our employees is crucial to our operations. As a result, any deterioration of the relationships with our employees could have a material adverse effect on our business, financial condition and results of operations. Our ability to attract and retain qualified personnel, and foster positive employee morale, has been and may continue to be negatively impacted by the DOJ investigation and related negative publicity as well as the suspension of certain of our equity compensation practices. In addition, we completed employee workforce reductions in the fourth quarter of 2021 and second quarter of 2022, which actions may impact the attraction and retention of employees, as well as employee morale and productivity. Further, many of our key employees receive a total compensation package that includes equity awards. In addition to the aforementioned temporary suspension of certain equity compensation practices, volatility in the stock market, our share price and other factors could diminish the Company’s use or the value of the Company’s equity awards, putting the Company at a competitive disadvantage.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the years ended December 31, 2021 and 2020, we incurred net losses of $157.8 million and $39.9 million, respectively, and for the nine months ended September 30, 2022 and 2021, we incurred net losses of $113.7 million and $112.3 million, respectively. As a result of our ongoing losses, as of September 30, 2022, we had an accumulated deficit of $470.5 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and have and may continue to increase as a result of the costs involved in resolving the DOJ investigation, including the approximately $34.4 million we paid pursuant to the settlement agreement with the U.S. government, and other corrective actions and recoupment of previous claims paid, as well as other legal proceedings, and their duration and impact on our business generally. They may also fluctuate and increase as a result of the implementation of the FDA’s new OTC hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids, neither of which may ultimately be favorable to us.

Our long-term success is dependent upon our ability to successfully develop, commercialize and market our products, earn revenue, obtain additional capital when needed and, ultimately, to achieve profitable operations. The uncertainty regarding the extent to which we are able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, the implementation of the FDA’s new OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage) and potential Medicare coverage for certain hearing aids (which may not include Eargo hearing aids) will require that we evaluate and consider any changes to our business model as new information becomes available, including a potential long-term shift to a primarily “cash-pay” model, with minimal volume from our customers using insurance benefits as a direct method of payment to Eargo, which would likely result in a sustained increased cost of customer acquisition and a reduction in shipments, revenue, gross margin and higher operating expenses, which could have a material negative impact on our ability to achieve profitability and our growth prospects. We will need to generate significant additional revenue and raise significant additional capital to continue our operations and potentially achieve profitability. It is possible that even if we generate significant additional revenue and raise significant additional capital, we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Without the benefit of customers with insurance coverage and significant additional capital, the future prospects of the Company and our ability to achieve profitability are uncertain.

Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.

Hearing aids are considered medical devices subject to regulation by the FDA. We currently market our products pursuant to the FDA regulatory framework for air-conduction and wireless air-conduction hearing aids, which are respectively classified as Class I or Class II devices exempt from premarket review procedures. In addition, we are currently seeking clearance for certain of our devices to be marketed as Class II self-fitting air-conduction hearing aids.

On August 17, 2022, the FDA published a final rule to establish new regulatory categories for OTC and prescription hearing aids (the “OTC Final Rule”). The OTC Final Rule implements relevant provisions of the FDA Reauthorization Act of 2017 (“FDARA”), which set forth requirements for the FDA to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. Following publication of a proposed rule in October 2021, the FDA issued its OTC Final Rule with requirements for labelling, conditions of sale, performance standards, design requirements and other provisions under which manufacturers may elect to market hearing aids as either OTC or prescription devices, or both. In addition, under FDARA, the OTC hearing aid controls promulgated in the OTC Final Rule preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The OTC Final Rule became effective on October 17, 2022, although certain currently marketed devices have until April 14, 2023 to come into compliance with the Final OTC Rule.

We market the Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In addition, in June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids under the “self-fitting” regulation at 21 CFR 874.3325. We plan to market each of our devices as OTC hearing aids and intend to comply with all applicable OTC regulatory requirements by the compliance date for currently marketed devices on April 14, 2023, or sooner. In addition, we may seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule. If the FDA were to determine that our products do not properly satisfy the conditions for marketing Class I or Class II air-conduction hearing aid devices, or if the FDA were to otherwise find that our devices do not satisfy the requirements of the OTC Final Rule, we could be forced to cease distribution of our products until we obtain regulatory clearance or approval, and we could be subject to additional enforcement action by the FDA.

We have expended, and we will continue to expend, significant time and resources evaluating the OTC Final Rule and ensuring that our devices and processes come into compliance with the new requirements in order to market our products in line with our primary direct-to-consumer business and omni-channel models. It is possible that the OTC Final Rule may lead to additional commercial partnership, omni-channel, including retail, or other opportunities, although there are no assurances that it will do so. The OTC Final Rule and the responses thereto by leading insurance providers could also materially impact our efforts to resume submitting claims for customers with potential insurance benefits or have other unforeseen impacts on our business and results of operations.

Finally, in October 2021, the Biden administration outlined its plan to expand government healthcare programs as part of its broader domestic spending bill, which includes, among other things, extending Medicare coverage to include hearing benefits. Congress has considered legislation that would provide for such coverage, for example, the Build Back Better Act (H.R. 5376), which was passed by the House on November 19, 2021. The bill, as passed by the House, would have provided Medicare coverage for certain hearing aids to individuals with specific types of hearing loss, furnished pursuant to a written order of a physician, qualified audiologist or other hearing aid professional, physician assistant, nurse practitioner or clinical nurse specialist. The Inflation Reduction Act, which was ultimately signed into law, however, did not include a hearing aid benefit. We cannot predict the likelihood, nature, or extent to which Medicare or other government healthcare programs will cover hearing aids, if at all, or specifically our hearing aids, which are intended for “mild” or “moderate” hearing loss, in the future, or the impact of any such changes on our business, financial condition or results of operations.

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

As we expand our product offerings to physical retail outlets and begin to rely on third parties outside of our control, any failure of such third parties to comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability.

As we expand our product offerings to physical retail outlets, we must rely on third parties to comply with applicable regulatory requirements in the promotion and sale of our devices. These third-party retailers may have limited or no experience selling regulated products such as hearing aids. If our third-party retail partners fail to comply with applicable requirements, our operations could be disrupted and we may be required to contract with alternate retail partners, which could result in substantial delays and which could materially and adversely affect our business, financial conditions, results of operations and growth prospects. Any violation of applicable law by any retail partner could expose us to unforeseen potential liability or attract negative publicity for us and our brand, which could materially impact our business. In addition, our retail partners have limited experience marketing and selling hearing aids in retail settings. If they are unable to successfully market and sell our hearing aids, we or they may decide to terminate our partnerships, which could materially and adversely affect our business, financial conditions, results of operations and growth prospects.

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

Additionally, following the effective date of the OTC Final Rule on October 17, 2022, customers can now purchase or order Eargo hearing aids in certain physical retail settings. We believe that the OTC Final Rule may facilitate the opportunity to execute additional commercial partnerships and expand our potential customers’ opportunity to purchase our products at physical retail locations. Delivery of hearing aids via direct-to-consumer and retail models represents a change from the traditional channel, which requires in-person visits to one or more hearing care professionals, and consumers may be reluctant to accept these models or may not find it preferable to the traditional channel. In addition, consumers may not respond to our direct and channel marketing campaigns or efforts, or we may be unsuccessful in reaching our target audience, particularly if we expand our sales efforts in foreign jurisdictions where our advertising and distribution model may be more heavily regulated. If consumers prove unwilling to adopt our model as rapidly or in the numbers that we anticipate, our business, financial condition and results of operations could be materially harmed.

Historically, the majority of hearing aids sold to customers who used insurance benefits as a method of direct payment to Eargo corresponded to claims for reimbursement to third-party payors under the FEHB program. While we are continuing to work with applicable third-party payors with the objective of validating and establishing additional processes to support claims that we may submit for reimbursement, we may not be able to arrive at additional acceptable processes or submit future claims in sufficient volume to meaningfully restore or expand our insurance-based business. As such, our future growth prospects may be dependent upon other opportunities, such as the OTC Final Rule and any potential Medicare coverage for certain hearing aids that we may be able to access.

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

We also face competition from companies that introduce new technologies, including consumer electronics companies that sell direct to consumers. For example, in May 2018, the FDA granted marketing clearance to Bose Corporation for a “self-fitting air-conduction hearing aid.” The Bose self-fitting hearing aid was cleared under the FDA’s de novo premarket review pathway with the intended use to amplify sound for individuals 18 years of age or older with perceived mild to moderate hearing impairment, with no pre-programming or hearing test necessary. We view our consumer-first model as a competitive advantage, and competitors, including Bose or other consumer electronics companies, or any other companies following the effectiveness of the OTC Final Rule, that sell hearing aids directly to consumers may erode that advantage. Please see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

We also face competition from other direct-to-consumer hearing aid providers. Similar to our business model, these hearing aid companies allow consumers to purchase hearing aids remotely, with no need to visit a clinic and they provide remote support. Given the similarities in our business model to these providers, if potential consumers opt to buy their hearing aids from these direct-to-consumer competitors, our business could be adversely affected.

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

For example, we have at times experienced, and expect to continue to periodically experience, price increases in certain of our critical components due to commodity price inflation. Additionally, while we have taken certain steps to alleviate cost pressures on freight shipping of our components and products, logistics costs may continue to increase and there can be no assurance that our cost-saving measures will continue to offset such logistics price increases. While we continue to monitor our supply chain and have taken and are taking actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases, future disruptions in our supply chain, including the sourcing of certain components and raw materials by us or our suppliers, such as semiconductor and memory chips, as well as increased logistics and inflationary costs, could impact our sales and gross margins as well as launch and shipment of our products. The failure of our suppliers or manufacturers to deliver components or products in a timely fashion could have disruptive effects on our ability to produce our products in a timely manner, or we may be required to find new suppliers or manufacturers at an increased cost, or we may be unable to find replacement suppliers or manufacturers at all. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay launch or shipment of our products or increase our production costs, which could adversely affect our business and operating results. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past impacted our costs and could in the future impact costs or interrupt our ability to source certain product components. A severe weather event in countries from which we source components and parts could cause disruptions in our supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in our cost incurred to manufacture our products.

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

We have no manufacturing capabilities of our own. We currently rely on a limited number of manufacturers: one headquartered in Taiwan, with manufacturing facilities in Suzhou, China, Pegatron Corporation, for the manufacture of Eargo 5 and Eargo 6, and one located in Thailand, Hana Microelectronics, for the manufacture of all other products currently available for sale. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturers have generally met our demand and cost requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including the volume of our orders and our relative importance as a customer of the manufacturer or its ability to provide assembly services to manufacture our products, which may be affected by the COVID-19 pandemic and potential geopolitical events involving the countries in which our manufacturers are headquartered or operate. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products if we cannot obtain an acceptable substitute.

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

The manufacture of our products is complex and requires the integration of a number of components from several sources of supply. Our contract manufacturers must manufacture and assemble these complex products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our hearing aids require significant expertise to manufacture, and our contract manufacturers may encounter difficulties in scaling up production of the hearing aids, including problems with quality control and assurance, component supply shortages, including any semiconductor components, increased costs, shortages of qualified personnel, the long lead time required to develop additional facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. There can be no assurance that manufacturing or quality control problems will not arise in connection with the scale-up of the manufacture of our products. If we are unable to obtain a sufficient supply of product, maintain control over product quality and cost or otherwise adapt to challenges in managing our business, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. If demand for our products decreases, as it has in the past year as a result of the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits”), we may have excess inventory, which could result in inventory write-offs that may adversely affect our business, financial condition and results of operations. In addition, reductions in our supplier volume due to demand or product changes may lead and has led suppliers to raise volume requirements, increase their pricing, levy minimum purchase requirements, revise terms of payment, or otherwise reduce or cease the scope of their supplier relationship with us. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our contract manufacturers’ facilities, lead to regulatory fines or halt or discontinue manufacturing indefinitely. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, because of our products’ limited time in the market, we cannot be certain about the usable life of our products. Due to the design constraints applicable to our rechargeable, in-the-canal design, our hearing aids may offer a shorter usable life compared to our competitors’ hearing aids. Thus, even though our products may be more affordable than competitive devices, they may need to be replaced more often. Although we believe the advantages of our design justify this tradeoff, customers may expect a longer useful life, and failure to live up to this expectation could result in reduced sales, decreased customer loyalty, higher-than-expected warranty claims and adverse publicity.

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

We market our hearing aids through a mix of digital and traditional marketing channels. These include paid search, digital display advertising, email marketing, affiliate and channel marketing, direct response television, national reach television, direct mail and select print and radio advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect to continue to spend significant amounts to acquire new customers and increase awareness of our products. Beginning on December 8, 2021, we temporarily stopped accepting insurance benefits as a method of direct payment. As a result, we have reduced sales and marketing resources that were previously focused on insurance customers to prioritize the conversion of cash-pay consumers into satisfied customers. The shift to a primarily “cash-pay” model has increased the cost to acquire new customers, based on the historically lower conversion rate for cash-pay customers as compared to customers with potential insurance benefits. This shift to a primarily “cash-pay” model may be reinforced by the new OTC regulatory framework if our products are marketed as OTC hearing aids, which may not be covered under certain plans even if medical necessity is otherwise established. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products while lowering our acquisition costs, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition or fully understand or estimate the conditions and behaviors that drive consumer behavior. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our marketing efforts will result in increased sales of our products.

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

In connection with the marketing or advertisement of our products, we could be the target of claims relating to false, misleading, deceptive or otherwise noncompliant advertising or marketing practices, including under the auspices of the Federal Trade Commission and state consumer protection statutes. If we rely on third parties to provide any marketing and advertising of our products, including as we expand our product offerings in physical retail settings, we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

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

We believe that many individuals do not have full information regarding the types of hearing aids and hearing aid features and technologies available in the market, in part due to the lack of consumer education in the traditional hearing industry sales model. Consumers may not have sufficient information about hearing aids generally or how hearing aid products and technologies compare to each other. This confusion may result in consumers purchasing hearing aids from our competitors instead of our products, even if our hearing aids would provide them with their desired product features. Additionally, there may be confusion in the market following the publication of the OTC Final Rule and the implementation of the new OTC hearing aid regulatory framework, which does not include certain sound enhancement devices (such as personal sound amplification products, or “PSAPs”), because of the increased availability and access to hearing aid devices in similar locations and manners as sound enhancement devices. Any adverse events or safety issues relating to competitive hearing aid products or other non-hearing aid, sound enhancement devices and related negative publicity, even if such events are not attributable to our products, could result in reduced purchases of hearing aids by consumers generally. Any of these occurrences could lead to reduced sales of our products and adversely affect our business, financial condition and results of operations.

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

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our existing indebtedness. In addition, a recession or market correction resulting from the spread of COVID-19 or other macro-economic factors could materially affect our business and the value of our common stock. The COVID-19 pandemic has also resulted in volatility in the unemployment rate in the United States, which may continue even after the pandemic subsides. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of our products sold after the pandemic has subsided. The ultimate effect of COVID-19 on our sales volume and other results of operations could differ substantially from our expectations and our experience to date.

Repair or replacement costs due to guarantees we provide on our products could have a material adverse effect on our business, financial condition and results of operations.

We provide product guarantees to our customers, both as a result of contractual and legal provisions and for marketing purposes.

We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for our latest device and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of September 30, 2022, we had provisions of approximately $3.5 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

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

We do not currently have the ability to resell all products that are returned. Our refurbishment capabilities are focused on components and allow us to reuse certain key components from our returned devices. To the extent we are unable to successfully refurbish devices in the future, we will not be able to resell such devices. Further, the introduction of new products, changes in product mix, changes in consumer confidence or other competitive and general economic conditions may cause actual returns to differ from product return reserves. Any significant increase in product returns that exceeds our reserves could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to reduce our return rates or if our return rates continue to increase, our net revenue may decrease, and our business, financial condition and results of operations could be adversely affected.

Our customer sales returns rate was approximately 32% in the third quarter of 2022. Our return policy allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. Additionally, following learning of the DOJ investigation and prior to shifting to our current upfront payment requirement, we offered customers with potential insurance benefits the option to return their hearing aids or purchase their hearing aids without use of their insurance benefits if their claim is denied or ultimately not submitted by us to their insurance plan for payment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information).

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. Our net revenue and profitability have been and will continue to be negatively impacted by the inability to recognize revenue related to shipments to customers with potential insurance benefits, which customers generally have had a significantly lower rate of return as compared to cash-pay customers. As we have shifted to selling on a primarily “cash-pay” basis, we have experienced a significantly higher sales return rate. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they continue to increase, our net revenue may continue to decrease, and our business, financial condition and results of operations could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors affecting our business—Sales returns rate.”

Accelerated consolidation and formation of purchasing groups increases the pricing pressure on hearing aids.

Many purchasing groups, such as hearing aid clinics, retailers and hospital systems, are consolidating to create new entities with greater market power. Such groups, such as Costco and the VA, have used and may continue to use their increased purchasing power to negotiate price reductions or other concessions across our industry. This pricing leverage has resulted, and will likely continue to result, in downward pressure on the average selling prices of hearing aid products generally, including our own products. The OTC Final Rule could further contribute to the pace of consolidation as well as the introduction of new entrants in the hearing aid market, which would further increase pricing pressure on hearing aid manufacturers. Please see the Risk Factors titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products,” and “As we expand our product offerings to physical retail outlets and begin to rely on third parties outside of our control, any failure of such third parties to use comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability.” These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Adapting our production capacities to evolving patterns of demand is expensive, time-consuming and subject to significant uncertainties. We may not be able to adequately predict consumer trends and may be unable to adjust our production in a timely manner. Additionally, as we expand our product offering to physical retail settings, we may not be able to accurately estimate the inventory needs of such physical retail settings.

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

Additionally, following the effective date of the OTC Final Rule of October 17, 2022, customers can now purchase or order Eargo hearing aids in retail settings. Our expansion into physical retail settings represents a new channel for the Company and, as a result, one in which we currently have limited expertise. We may not be able to accurately estimate the inventory needs of such physical retail settings, which could result in supply disruptions if growth in retail demand exceeds our ability to supply product. Currently, we have no or limited historical basis for us to make judgments on the inventory demand of any such retail partner. If we underestimate such inventory requirements, our retail partners may have inadequate inventory for sale to their customers. In addition, delays in the delivery of our products to our retail partners or a failure to provide our product to our retail partners in sufficient quantities in a timely manner could harm our relationships with such retail partners and impact our business and operating results. Moreover, we sell our products to our retail partners at prices that are lower than what we would otherwise charge in our direct-to-consumer channel, reducing our associated revenues and margins.

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
•
political, social and economic instability (for example, Russia’s invasion of Ukraine in February 2022 and the resultant sanctions and export controls introduced against Russia and recent escalations in geopolitical tension between the People’s Republic of China and Taiwan have created such instability and have and may continue to disrupt business activity both in the immediately affected region and around the world, the full effects of which remain unknown);
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

We expect that revenue from sales of our hearing aids will continue to account for our revenue for the foreseeable future. Continued and widespread market acceptance of hearing aids by consumers is critical to our future success. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, interest rates, inflation rates, consumer confidence and consumer perception of economic conditions, which have been adversely affected by the COVID-19 pandemic and may continue to be materially adversely affected by the COVID-19 pandemic. Hearing aids are often paid for directly by the consumer and, as a result, demand can vary significantly depending on economic conditions. The uncertainty regarding the extent to which we are able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, the implementation of the new OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage) and potential Medicare coverage for certain hearing aids (which may not include Eargo hearing aids) will require that we evaluate and consider any changes to our business model as new information becomes available, including a potential long-term shift to a primarily “cash-pay” model, with minimal volume from our customers using insurance benefits as a method of direct payment to Eargo, which would likely result in a sustained increased cost of customer acquisition and a reduction in shipments, revenue, gross margin, and higher operating expenses, which could have a material negative impact on our profitability and growth prospects. Without the benefit of customers with insurance coverage, the future growth prospects and profitability of the Company are uncertain, unless we can identify new sources of profitable growth.

Further, a general slowdown in the U.S. economy and international economies into which we may expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a reduction in consumer spending on elective or higher value products, a preference for lower cost products, or a reduction in demand for hearing aids generally, each of which would have an adverse effect on our sales and operating results. Ongoing challenges in global financial markets, as well as various social and political circumstances in the United States and around the world, have contributed and may continue to contribute to increased market volatility and economic uncertainties, including increased inflation pressures, supply chain challenges and international sanctions, some or all of which have resulted in an economic downturn and/or recession either globally or locally in the United States. These and other factors may continue to influence our customers’ behavior, disposable income, spending patterns and demand for our products. If there is a reduction in consumer demand for hearing aids generally, if consumers choose to use a competitive product rather than our hearing aids or if the average selling price of our hearing aids declines as a result of economic conditions, including employment levels and inflation, competitive pressures or any other reason, these factors could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in adapting our production and cost structure to the market environment, we may experience further adverse effects that may be material to our business, financial condition and results of operations. See also the Risk Factor titled, “We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program, but we have operated on a primarily “cash-pay” basis since December 8, 2021. We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors participating in the FEHB program. As a result, we have faced a significant reduction in revenue and any failure to establish processes to support reimbursement from third-party payors in the future may significantly and adversely impact our business and growth prospects and our ability to sell our products.”

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

Additionally, most of our competitors rely predominantly on third-party distributors. Although we are beginning to expand our product offerings to physical retail locations of third parties and as a result will begin to rely on such third parties’ sales forces, we anticipate that we will continue to rely predominantly on our own direct sales force for the foreseeable future. A direct sales force may subject us to higher fixed costs than those of competitors that market their products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, we have experienced and may continue to experience seasonality in our business, with higher sales volumes in quarters when we commercially launch new products and in the fourth calendar quarter as a result of holiday promotional activity. However, since our public disclosure of the DOJ investigation on September 22, 2021 and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, we have experienced and may continue to experience a material decline in gross systems shipped. Negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings has and could continue to harm our reputation and brand and severely diminish consumer confidence in our products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information.

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

We have experienced an ownership change within the meaning of Section 382 of the Code in the past, which has been accounted for in our deferred tax disclosure. We may experience additional ownership changes in the future as a result of shifts in our stock ownership (some of which shifts may be outside our control), including as a result of any conversion of the Notes. While we do not expect any limitation would impact our ability to use our tax attributes before they expire, we may be unable to use a material portion of our NOLs and other tax attributes even if we attain profitability.

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

We may decide not to continue with the Rights Offering or terminate the Rights Offering and return subscription payments without interest.

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

The net proceeds we will receive from the Rights Offering and the sale of any additional Notes to the Noteholders, after the repayment of the Notes at their Repayment Value from the proceeds of the offering, will range from only $25.0 million to $37.5 million, less the expenses of the offering. We will have broad discretion in the application of such net proceeds and it is possible that we may allocate the proceeds differently than stockholders may desire. Accordingly, stockholders will be relying on the judgment of our management with regard to the use of any net proceeds and will not have the opportunity to assess whether the proceeds are being used appropriately.

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

Such laws include, without limitation:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare, state Medicaid programs and TRICARE. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the U.S. federal false claims laws, including the civil False Claims Act, which can be enforced through whistleblower actions, and the civil monetary penalties law, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (physician assistants, nurse practitioners, clinical nurse specialists, anaesthesiologist assistants, certified registered nurse anaesthetists and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the FDA’s current good manufacturing practices for devices, as reflected in the Quality System Regulation (“QSR”), establishment registration and device listing, reporting of adverse events, and truthful, non-misleading labelling, advertising, and promotional materials. Some Class I and Class II devices also require premarket clearance by the FDA through the premarket notification process set forth in Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”).

The FDA has classified air-conduction and wireless air-conduction hearing aids, such as those we market, as Class I and Class II devices, respectively, which are exempt from premarket review procedures; although we comply with applicable Class I and Class II medical device requirements, none of our devices have been reviewed by the FDA. In addition, in connection with the effective date of the OTC Final Rule, we plan to market each of our devices as OTC hearing aids following the April 14, 2023 compliance date, or sooner. In addition, we may seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule. If the FDA were to determine that our products do not properly satisfy the conditions for marketing Class I or Class II air-conduction hearing aids, we may be required to obtain clearance under Section 510(k) of the FDCA or approval of a premarket approval (“PMA”) application from the FDA. If this were to occur for our currently marketed devices, the FDA could require us to remove our products from the market until we receive applicable regulatory clearance or approval, which would significantly impact our business. In addition, in June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids as “self-fitting” devices, and we may be required to comply with additional requirements for these devices in the future.

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

For example, in August 2022, the FDA requested additional data and information in support of our pending 510(k) submission to market Eargo 5 and 6 as “self-fitting” hearing aids, including additional clinical study data. Given the time it will take to conduct additional studies and prepare a complete response, and the time necessary for the FDA to review our response, it is unclear when we will obtain “self-fitting” clearance for these products, and we may never obtain such clearance. If we are unable to obtain 510(k) clearance for Eargo 5 and 6 as self-fitting hearing aids, we may need to remove certain product features and revise current and future marketing plans for these products in order to market them as OTC hearing aids, which could have a material impact on our business.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay our ability to introduce new products or modify our current products on a timely basis. For example, in November 2018, FDA officials announced forthcoming steps that the agency intends to take to modernize the 510(k) premarket notification pathway, and in September 2019, the FDA finalized guidance to describe an optional “safety and performance based” premarket review pathway for manufacturers of certain “well-understood device types,” which would allow manufacturers to demonstrate substantial equivalence by meeting objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. As another example, in the FDA’s OTC Final Rule, the FDA states that it is separately “proposing to harmonize part 820 with an international consensus standard.” If we are required to seek additional premarket review of our devices in the future or if the FDA proposes modifications to quality system requirements, these proposals and reforms could impose additional regulatory requirements on us and increase the costs of compliance.

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

Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care and expand access to healthcare, among other purposes. For example, the implementation of the Affordable Care Act has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. Other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted, which included, among other things, reductions to Medicare payments to providers. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments which began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Future legislation and regulatory changes, including, for example, the new OTC regulatory framework, may result in, directly or indirectly, decreased coverage and reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged and market demand for medical devices. This could harm our ability to market and generate sales from our products.

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

The FDCA preempts state laws relating to the safety and efficacy of medical devices and state laws that are different from or in addition to federal requirements In addition, under FDARA, the OTC Final Rule preempts any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. However, the FDA made clear in its rulemaking that although a state or local government may not require the order, involvement, or intervention of a licensed person for consumers to access OTC hearing aids, any person representing as a defined professional or establishment remains subject to applicable state and local requirements, even if the person undertakes commercial or professional activities only in relation to OTC hearing aids. Our ability to operate profitably will depend, in part, on our ability to obtain and maintain any necessary licenses and other approvals and operate in compliance with applicable state laws and regulations. A determination that we are in violation of applicable laws and regulations in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements, including those with our audiologists and other licensed professionals, at a significant cost, or if we are subject to penalties or other adverse action.

Applicable federal laws and regulations continue to evolve. In addition to the changes under the OTC Final Rule, the Biden Executive Order July 9, 2021 instructed the FTC to review overly restrictive occupational licensing requirements that may impede the ability for licensed individuals to move between states. We cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits. See the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

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

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of September 30, 2022, we had 23 issued U.S. patents, 21 patents outside the United States, 12 pending U.S. patent applications and 12 pending foreign patent applications.

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

Our common stock is currently traded on the Nasdaq under the symbol “EAR.” In order for our securities to be eligible for continued listing on Nasdaq, we must remain in compliance with certain Nasdaq continued listing standards. Nasdaq listing standards included a required that our stock trade above a $1.00 minimum bid price requirement. Specifically, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. The closing price per share of our common stock fell below $1.00 on June 28, 2022 and remained below $1.00 for a period of 25 consecutive trading days until August 3, 2022. The closing price per share of our common stock fell below $1.00 again on October 6, 2022 and remained below $1.00 as of the last trading day prior to the date of this report, November 4, 2022, which represents a period of 21 consecutive trading days. On November 4, 2022, the closing price per share of our common stock was $0.56. There can be no assurance that the trading price per share of our common stock will not remain below $1.00, including as a result of the Rights Offering.

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

With respect to the material weakness related to internal control over financial reporting, we have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including (i) the hiring of additional qualified supervisory resources and finance department employees, and (ii) the engagement of additional technical accounting consulting resources.

With respect to the material weakness related to entity level controls related to a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations, we have expended, and intend to continue to expand, considerable time and effort to enhance our compliance and risk management processes with respect to our operations in the healthcare industry to remediate this material weakness, including the hiring of additional qualified personnel, and the engagement of additional specialized consulting resources.

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

As of September 30, 2022, based on public filings, our current executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 32.5% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. Subject to the results and timing of the Rights Offering, the Noteholders could hold up to approximately 90.5% of our common stock following conversion of the Notes, which may provide the Noteholders with substantial influence or control over us. Depending on the involvement and action of other stockholders, our current principal stockholders and management and potentially the Noteholders, following any conversion of the Notes, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had a total of 39,411,069 shares of common stock outstanding as of September 30, 2022.

The holders of approximately 7.2 million shares of our common stock, or approximately 18.3% of our total outstanding common stock as of September 30, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act. Up to 375 million additional shares of common stock issuable upon conversion of the Notes will also be entitled to registration rights following the closing of the Rights Offering and conversion of the Notes. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our stockholders recently approved at our 2022 Annual Meeting of Stockholders a proposal providing the Board of Directors with the discretion to effect a reverse stock split in a ratio from 1-for-5 to 1-for-50, to be determined by the Board.

Our stockholders recently approved at our Annual Meeting a proposal providing our Board with the discretion to effect a reverse stock split in a ratio from 1-for-5 to 1-for-50, to be determined by the Board. The principal purpose of effecting such reverse stock split would be to increase the market price of our common stock in order to improve the likelihood that we will be allowed to maintain our continued listing on Nasdaq. However, the reverse stock split, if effected, may not have the effect of increasing the market price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding, or at all. If such reverse stock split, if implemented, does result in an increase in the market price of our common stock, the increase may not be long-term or permanent. The market price of our common stock is dependent on many factors, including our business and financial performance, general market conditions, prospects for future growth and other factors detailed from time to time in the reports we file with the SEC. We cannot predict the effect that a reverse stock split may have upon the market price of our common stock with any certainty, and the history of similar reverse stock splits for companies in similar circumstances to ours is varied. The total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before the reverse stock split and, in the future, the market price of our common stock following a reverse stock split may not exceed or remain higher than the market price prior to a reverse stock split. Additionally, even if the Board chooses to implement a reverse stock split, there can be no assurance that we will continue to meet Nasdaq’s continued listing requirements. Although our Board believes that the decrease in the number of shares of common stock outstanding as a consequence of a reverse stock split and the anticipated increase in the market price of common stock could encourage interest in our common stock and possibly promote greater liquidity for stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after such reverse stock split.

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

In addition, our effective tax rate may vary significantly depending on our stock price. The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

Our information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Russia’s invasion of Ukraine or another war of international dispute (such as, for example, any escalation in geopolitical turmoil between the People’s Republic of China and Taiwan) may cause a general increase in the number and severity of such malicious incidents. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs, ransomware, and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems from system failure, accident and security breach, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, disruption of our development programs and our business operations, cessation of service, negative publicity and other harm to our business and our competitive position, whether due to a loss of our trade secrets or other proprietary information or other disruptions. We and certain of our vendors and service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if we were to experience a significant breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions.

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

Tariffs could increase the cost of our products and the raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products. Political uncertainty surrounding international trade disputes and protectionist measures (including as a result of the conflict between Russia and Ukraine and the various sanctions and export controls being implemented by the international community against Russia, as well as any escalating geopolitical turmoil between the People’s Republic of China and Taiwan) could also have a negative effect on consumer confidence and spending, which could have a material adverse effect on our business, financial condition and results of operations.

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

None.

Use of Proceeds

On October 15, 2020, our registration statement on Form S-1, as amended (Registration No. 333-249075), for our IPO was declared effective by the SEC. There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 19, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Form	Dated	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	10/20/2020	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	10/13/2022	3.1

3.3	Amended and Restated Bylaws	8-K	10/20/2020	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	Inline XBRL Instance Document†
101.SCH	Inline XBRL Taxonomy Extension Schema Document†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)†

† Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eargo, Inc.

Date: November 7, 2022	By:	/s/ Christian Gormsen
Christian Gormsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial Officer)