Form 10-K
period 2022-12-31
Eargo, Inc.
filed 2023-03-23
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2022, was $22,580,118.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2023 was 20,741,841.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2022, are incorporated herein by reference in Part III.

i

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “likely,” “may,” “objective,” “plan,” “ongoing,” “positioned,” “possible,” “potential,” “predict,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the impact on our business of the civil settlement agreement with the U.S. government that resolved the investigation by the U.S. Department of Justice (the “DOJ”) related to insurance claims for reimbursement submitted to various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, and the extent to which we may be able to validate and establish additional processes to support the submission of claims for reimbursement to health plans under the FEHB program, and our ability to obtain, maintain or increase insurance coverage for our hearing aids in the future;
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
•
the expense, timing and outcome of the purported securities class action litigation alleging that certain of our disclosures about our business, operations and prospects, including reimbursement from third-party payors, violated the federal securities laws and the purported derivative action alleging that our directors breached their fiduciary duties by failing to implement and maintain an effective system of internal controls;
•
estimates of our future revenue and expenses;
•
estimates of our future capital needs and our ability to raise capital on favorable terms, if at all, including the timing of future capital requirements and the terms or timing of any future financings;
•
our expectations regarding our omni-channel business, including commercial partnerships with retailers, resellers and other distributors and our ability to execute additional commercial partnerships and expand our customers’ experience of and access to our devices through such commercial partnerships;
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

ii

•
our relationships with, and the capabilities of, our component manufacturers, suppliers and freight carriers;
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
•
our expectations regarding macroeconomic conditions, including but not limited to, the impact of COVID-19, inflationary trends, uncertainty or volatility in the market (including recent and potential disruption in the banking system and financial markets) and geopolitical events (such as the conflict in Ukraine and tensions across the Taiwan Strait) on our business and results of operations; and
•
our future financial performance.

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

We believe Eargo hearing aids are the first ever virtually invisible, rechargeable, completely in-the-canal, FDA-regulated devices indicated to compensate for mild to moderate hearing loss.

We market and sell our hearing aids primarily in a direct-to-consumer format, with a personalized, consumer-centric approach. Our commercial organization consists of a marketing team with deep experience in consumer-focused brand and performance marketing, a team of inside sales consultants, and a dedicated customer support team. Our differentiated, consumer-first approach empowers consumers to take control of their hearing by improving accessibility, with personalized, high-quality remote customer support from our hearing professionals (with remote customer support continuing for as long as a customer owns their Eargo hearing aid).

In an industry that has, in our opinion, historically been associated with limited brand awareness, we have developed a sophisticated brand-building strategy focused on consumer empowerment. We have also developed a robust technology and data-driven marketing platform that utilizes business intelligence, key performance metrics, machine learning and other marketing data to reinforce our growing brand recognition and to identify demographics, behaviors and marketing channels most relevant to our target audience. Eargo’s sales consultants leverage our digital marketing platform, which utilizes data-driven insights to iterate our sales tactics and create promotional offers, each with the goal of driving lead generation and increasing inbound lead conversions. We also see opportunity in nurturing long-term relationships with our customers to drive repeat purchases and increase their lifetime value, an objective facilitated by our provision of unlimited remote access to Eargo’s hearing professionals for the life of a customer’s Eargo hearing aid.

We have also established a highly capable research and development organization with what we believe is a rare combination of expertise in mechanical engineering, product design, audio processing, clinical and hearing science, consumer electronics and embedded software design. In addition, we employ strategic intellectual property protection in certain key areas. Our technical capabilities and commitment to innovation have allowed us to deliver significant product enhancements on a rapid development timeline, exemplified by our launch of seven iterations of the Eargo hearing aid system since 2017.

We believe that our differentiated hearing aids and consumer-centric approach have driven our sales of over 109,000 Eargo hearing aid systems, net of returns, as of December 31, 2022. We believe there is a large, growing and underserved market of people suffering from hearing loss, which we estimate included approximately 45 million adults (or approximately one in six adults) in the United States in 2022, of whom only approximately 25% actually owned a hearing aid.

The Eargo Difference

We are passionate about helping people hear better and are on a mission to change the way the world thinks about hearing loss.

Since our inception, our founding principle has been to dramatically improve the consumer experience at every step of the hearing care journey. Our products, customer support and marketing messaging are a direct result of that passion. We believe our primarily direct-to-consumer and omni-channel models can shift the paradigm in the treatment of hearing loss for the ultimate benefit of consumers.

Eargo hearing aids

Eargo hearing aids combine proprietary technology, engineering know-how and scientific and design expertise to offer high-quality performance in an in-the-canal form factor that makes them virtually invisible. We market a variety of models of hearing aids to provide customers with a range of cost and functionality options. Each generation of Eargo hearing aids has been improved with additional features, such as audio performance, enhanced physical fit and/or comfort and greater ease of use.

Our in-the-canal devices feature high-quality audio, are designed to provide up to 16 hours of battery life and feature Eargo’s proprietary soft and flexible medical-grade silicon tips. These silicon tips are removable, allowing for simple cleaning, and can be purchased separately in several sizes to accommodate individuals with different size ear canals. Eargo’s rechargeable hearing aids are designed for ease of use and maintenance while providing a comfortable fit for a majority of our target market. Additionally, several of our model devices are self-fitting as defined by the FDA. Eargo self-fitting hearing aids are adjusted by the user to meet the user’s hearing needs, without the need for pre-programming or a hearing test from a hearing care professional.

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

While a hearing test is not necessary to purchase Eargo hearing aids, we offer an online, do-it-yourself hearing screening for prospective customers who are interested in learning more about their hearing. This screening is not intended to prevent, diagnose or treat hearing loss or any other disease or condition, but can assist customers in evaluating whether Eargo hearing aids may be right for them. Prospective customers can also utilize Eargo’s remote support system to receive guidance regarding matters such as use, charging and cleaning of Eargo hearing aids, and real-time audio setting modification for individualized hearing loss.

Customers are able to complete purchases over the phone with an Eargo sales consultant or directly on our website. The Eargo purchasing experience is designed to be simple and to improve the accessibility of hearing aids. In addition, we offer a general 45-day trial period.

Following the United States Food and Drug Administration (“FDA”) final rule regarding the creation of a new category of over-the-counter (“OTC”) hearing aids (the “OTC Final Rule”), we have focused efforts on transitioning to the new OTC framework and expanding our omni-channel approach, including exploring select additional commercial partnerships, retail, and other distribution opportunities. For example, we have a commercial arrangement with Victra, one of America’s largest wireless retailers, to facilitate access to our hearing screeners and demonstrate our devices at approximately 1,500 Victra store locations across the country; customers are also able to purchase or order Eargo hearing aids at such store locations. We believe that the OTC Final Rule may facilitate the opportunity to execute additional commercial partnerships, expanding our customers’ ability to learn about our hearing aids, obtain general information about their hearing through our current hearing screeners, and experience our devices in person prior to purchasing or ordering directly at retail locations.

Moreover, following the effective date of the OTC Final Rule, we have partnered with certain resellers and other distributors, including benefits managers, to offer Eargo hearing aids for sale through their online storefronts or portals. Under these partnerships, we sell Eargo hearing aids to resellers at wholesale prices, who in turn offer our products to end-customers through their respective online storefronts or portals. Generally, we fulfill and ship orders placed through these online storefronts or portals directly to end-customers, and we generally do not submit insurance claims on behalf of customers who purchase from one of these authorized resellers, including Victra. We believe these partnerships will help expand consumer access to our hearing aids and allow us to target high-intent customers more efficiently. We continue to look for additional partners to help expand our customer base.

Between December 8, 2021 and September 15, 2022, we did not accept insurance as a direct method of payment to the Company (referred to as “direct plan access” and discussed below under “—Insurance-Related Business—Insurance-Related Business following DOJ settlement”) and instead focused sales of our products to customers we refer to as “cash-pay” or “self-pay” customers, which includes upfront payment, credit card, and third-party financing, as well as third-party distributor, authorized reseller, or partner payments. We partner with third-party financing providers to make our products more accessible, and payment types may also be combined. When purchased directly through us, the Eargo hearing aid system typically arrives on average approximately three business days after shipping.

Once a customer purchases Eargo hearing aids, whether directly through us or through one of our partners, distributors, or authorized resellers, they are assigned to one of our hearing professionals, who provides complimentary, convenient support by phone, chat or e-mail.

Once a customer receives their Eargo hearing aids, their assigned hearing professional will schedule a welcome call to assist with proper use, fit and setting modification of the Eargo device. Our hearing professionals and customer care team are also available to provide unlimited support for as long as the customer owns an Eargo device. Additionally, we provide short, online training videos and other resources that customers can access online. The combination of these services allows us to deliver remote customer support in an efficient and streamlined manner.

We believe our business model and consumer-centric focus offer certain advantages relative to traditional sales channels (which are characterized by a business-to-business model in which hearing aid manufacturers rely on a fragmented network of independent audiology clinics to sell their devices to consumers), including in particular the convenience and accessibility of our remote customer support as well as our consumer-centric focus. We offer free online education, convenient consultation and remote customer support, the ability to easily purchase the Eargo system, and fast delivery.

Insurance-Related Business

DOJ investigation and settlement and claims audits

As previously disclosed, on September 21, 2021, we were informed that we were the target of a criminal investigation by the DOJ related to insurance claims we submitted for reimbursement on behalf of our customers covered by various federal employee health plans under the FEHB program, which is administered by the Office of Personnel Management (the “OPM”). The investigation also pertained to our role in claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Total payments the Company received from the government in relation to claims submitted under the FEHB program, as subject to the DOJ investigation, net of any product returns and associated refunds, were approximately $44.0 million. Also, as previously disclosed, the third-party payor with whom historically we had the largest volume, which is one of the carriers contracted with the OPM under the FEHB program (“largest third-party payor”), conducted an audit of insurance claims for reimbursement (“claims”) submitted by us (the “Primary Audit”), which included a review of medical records. We were informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. In addition to the Primary Audit, we have been subject to a number of other audits of claims submitted to additional third-party payors (collectively with the Primary Audit, the “claims audits”). One of these claims audits did not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to us that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the previously disclosed DOJ investigation related to our role in claim submissions to various federal employee health plans under the FEHB program. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. The allegations did not pertain to the quality or performance of our product. The settlement agreement provided for our payment of approximately $34.4 million to the U.S. government and resolved allegations that we submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. As discussed further in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, based on the settlement agreement with the U.S. government, we recorded a settlement liability of $34.4 million in the consolidated balance sheets as of December 31, 2021. The settlement amount was recorded as a reduction of revenue in the third quarter of 2021. On May 2, 2022, we paid the settlement amount.

The settlement with the U.S. government may not resolve all of the audits initiated by various third-party payors, and additionally we remain subject to a prepayment review of claims by the payor who conducted the Primary Audit.

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

From December 8, 2021 until September 15, 2022, we did not accept insurance benefits as a method of direct payment. We determined that customer transactions using insurance benefits as a method of direct payment occurring between September 21, 2021 (when we learned of the DOJ investigation) and December 8, 2021 (when we temporarily stopped accepting insurance benefits as a method of direct payment) did not meet the criteria for revenue recognition. As a result, we did not recognize revenue for shipments within that timeframe to customers with potential insurance benefits, substantially all of whom were covered under the FEHB program.

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

We estimated that, in addition to the customers who chose to return their hearing aid systems, a significant number of customers whose claims were denied by payors or not submitted by us for payment would not pay for or return the hearing aid system, resulting in bad debt expense that was recorded during the year ended December 31, 2021.

During the year ended December 31, 2022, we made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid claims. We accounted for this decision as a pricing concession and, during the year ended December 31, 2022 recorded a $16.1 million reduction to our insurance-related accounts receivable balance, along with related reduction to net revenue of $11.6 million and an allowance for credit losses balance of $4.5 million for such unsubmitted and unpaid claims. Further, we simultaneously recorded a decrease in our insurance-related sales return reserve of $11.3 million, with a corresponding increase of $11.3 million to net revenue for the year ended December 31, 2022 related to unsubmitted and unpaid claims. These changes resulted in a decrease in net revenue of $0.3 million for the year ended December 31, 2022.

Insurance-related business following DOJ settlement

Between December 8, 2021 and September 15, 2022, we did not accept insurance benefits as a direct method of payment to the Company, a practice we refer to as “direct plan access.” In “direct plan access,” we submit an insurance claim on behalf of an Eargo customer to their insurance plan, or support an Eargo customer in their own claim submission, and the customer’s insurance benefits are utilized for the purchase, in whole or in part. Common forms of utilization can include, but are not limited to, co-pay, payment by a third-party payor to either Eargo or the customer, reimbursement by a third-party payor to the customer, or application toward a customer’s deductible.

Because we do not currently have contracts with any FEHB carriers, third-party payors, or other insurance providers, our products are considered out-of-network with such payors and insurance providers. We do not believe that the reimbursement amounts, patient co-payment amounts, or the claims submission process, including medical necessity and other documentation requirements, depend on whether we are in-network or out-of-network with that FEHB carrier or other FEHB plans. To illustrate, the hearing aid benefit in an FEHB plan is a set amount that covers the hearing aid itself and related fees and supplies, regardless of the plan option and regardless of whether the hearing aid is provided by a preferred, participating, or non-participating provider (i.e., regardless of whether it is in-network or out-of-network), which is not always the case for other benefit categories. However, depending on the FEHB carrier or third-party payor, payment may be made directly to the patient rather than to us if Eargo is out-of-network.

Beginning on September 15, 2022, we resumed our direct plan access insurance-based business, accepting insurance benefits as a method of direct payment in certain limited circumstances, when the customer has undergone additional testing by an independent, licensed healthcare provider to establish medical necessity, with supporting clinical documentation. We are evaluating additional alternatives for testing or establishing medical necessity, including, but not limited to, contracting with third parties or existing networks of licensed healthcare providers, and/or establishing a management services organization, separate from our existing corporate structure, that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of additional internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the efficacy of the processes that we have established or the extent to which such processes will need to be changed, or additional processes established, or the associated timing or costs, whether we will be successful in implementing any of them, or the impact that such processes and changes may have on our business and operations. If we are unable to successfully implement at least one of these alternatives for testing, or to otherwise establish additional acceptable processes to support claims that we may submit for reimbursement, we expect that we may not be able to submit future claims in sufficient volume to meaningfully restore or expand the amount of our insurance-based business related to direct plan access. Further, the OTC Final Rule, described in greater detail below, which became effective on October 17, 2022, may lead payors to take additional actions, such as excluding OTC hearing aids from coverage, further limiting our ability to access insurance coverage, or there may be a delay in accessing insurance coverage as payors seek to address the OTC Final Rule in their offered benefits, if at all, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

We are also seeking to establish relationships with benefits managers or managed care providers. Employer self-funded plans or other health plans may at times offer supplemental benefits, which may include hearing aid benefits or general “over-the-counter” benefits; they may in those cases contract with benefits managers or managed care providers in the administration of such supplemental benefits. In this role, among other things, benefits managers are responsible for selecting benefits vendors, i.e., vendors whose products or services are eligible to be covered by the supplemental benefit. The vendors themselves, or Eargo in this role, are not responsible for claims submissions but instead fulfill the product order from the customer through the benefits manager.

We cannot provide any assurances that we will be able to maintain or increase our participation in arrangements with third-party payors, insurance carriers, benefits managers, or managed care providers or that we will be adequately reimbursed or otherwise paid by such parties for the products we sell, which may have a material adverse effect on our financial condition, results of operations or cash flows.

Patient Square Capital Investment

On June 24, 2022, after reviewing all available alternatives to secure the funding needed to support our ongoing operations and pursuit of our business strategies, and a potential sale of the Company, we entered into an agreement (the “Note Purchase Agreement”) with PSC Echo, LP (the “PSC Stockholder”), an affiliate of Patient Square Capital (“Patient Square”), and Drivetrain Agency Services, LLC, as administrative agent and collateral agent. Pursuant to the Note Purchase Agreement, we issued approximately $105.5 million in two tranches of senior secured convertible notes (the “Notes”) and agreed to conduct a rights offering for an aggregate of 18.75 million shares of common stock to stockholders as of a record date determined by our Board, at an offering price of $10.00 per share of common stock (the “Rights Offering”). Pursuant to the Rights Offering, which closed on November 23, 2022, we sold an aggregate of approximately 2.9 million shares to our existing stockholders, from which we received net proceeds of $27.6 million, and, in accordance with the terms of the Note Purchase Agreement, the Notes converted into 15,821,299 shares of our common stock, in each case, on a post-reverse stock split basis, representing approximately 76.3% of our outstanding common stock as of the date of conversion.

In connection with the Note Purchase Agreement, we had also entered into an Investors’ Rights Agreement with the PSC Stockholder, pursuant to which, among other things, the PSC Stockholder has the right to nominate a number of directors to our Board that is proportionate to the PSC Stockholder’s ownership of the Company, rounded up to the nearest whole number (and which shall in no event be less than one). As a result, following the closing of the Rights Offering and the conversion of the Notes, the PSC Stockholder has the right to nominate six directors to our Board. The PSC Stockholder exercised its right to nominate three directors to the Board, Trit Garg, M.D., Karr Narula and Justin Sabet-Peyman, in December 2022.

As of March 20, 2023, the PSC Stockholder held 15,821,299 shares, representing approximately 76.3% of our outstanding common stock. As a result of Patient Square’s ownership position, we are considered a “controlled company” within the meaning of the marketplace rules (the “Listing Rules”) of the Nasdaq Stock Market (“Nasdaq”) and Patient Square may be able to determine all matters requiring stockholder approval.

Seasonality

In the past we have experienced, and we may continue to experience, seasonality in our business, with higher sales volumes in quarters when we commercially launch new products and in the fourth calendar quarter as a result of holiday promotional activity. However, since our public disclosure of the DOJ investigation and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, we have experienced and may continue to experience a material decline in gross systems shipped (as further discussed in “—DOJ investigation and settlement and claims audits”). As a result, seasonal factors did not have a material impact on our results of operations for the three months and year ended December 31, 2022. Negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings has and could continue to harm our reputation and brand and diminish consumer confidence in our products, which may further impact any seasonal trends in our business.

Research and development

We are committed to ongoing research and development. Since 2017, we have launched seven generations of our hearing aids, each adding performance and technical enhancements at different price points.

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

Manufacturing

We rely on a limited number of manufacturers for our products: Hana Microelectronics Group (“Hana”), a contract manufacturer based in Thailand, as well as our primary manufacturer, Pegatron Corporation (“Pegatron”), headquartered in Taiwan and with manufacturing facilities throughout Asia. Pegatron manufactures the Eargo 5, Eargo 6, and Eargo 7 hearing aid systems out of its facilities in Suzhou, China. We rely on several third-party suppliers for the components used in our hearing aids, including semiconductor components, such as integrated circuits, as well as batteries, microphones and receivers.

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

The distribution of our hearing aids is handled directly through a third-party logistics provider. Our finished hearing aids are shipped from our contract manufacturer to the third-party logistics provider’s facility and are distributed from there to customers or retailers or other partners, as applicable.

While we have not been directly impacted by any major disruption to our supply chain or access to necessary raw materials and component parts for the manufacture of our products to date that have impacted our ability to service customers, disruptions have occurred across a number of industries and we cannot provide any assurance that future disruptions will not emerge as a result of the ongoing supply chain issues, inflation, the COVID-19 pandemic or other external factors. To date, increases in our product component pricing have occurred but have not had a material impact on supply continuity or gross margin. We have taken steps to monitor our supply chain and actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases. For more information, please see the risks described under the caption “We rely on the timely supply of high-quality components, parts and finished products, and our business could suffer if suppliers or manufacturers are unable to procure raw materials or other components of an acceptable quality (or at all) or otherwise fail to meet their delivery obligations, raise prices or cease to supply us with components, parts or products of acceptable quality” in the “Risk Factors” section of this Annual Report on 10-K.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2022, we had 26 issued U.S. patents, 26 patents outside the United States, 9 pending U.S. patent applications and 12 pending foreign patent applications. Our patents include utility patents covering technology ranging from remote control of our hearing aids to design patents covering the housing and securing mechanisms for our hearing aids. We have foreign patents in the EU, Australia, Canada, China, Germany, France, the United Kingdom, Japan, Singapore and South Korea. We own all of our patents and do not rely on any licenses to utilize the technology covered by these patents. The earliest of our patents is expected to expire in 2025. An issued U.S. patent with claims generally directed to an open ear canal hearing aid comprised of certain electronics and securing portions and an issued U.S. patent with claims generally directed to an adjustable securing mechanism for a space access device are each expected to expire in 2030.

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. As of December 31, 2022, there is no active patent litigation involving us.

As of December 31, 2022, we had 35 trademark registrations and 6 pending trademark applications worldwide.

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
•
customer purchasing experience;
•
visibility of hearing aid;
•
pricing, including access to insurance benefits if coverage is available;
•
product support and service;
•
effective marketing and education;
•
technological innovation, product enhancements and speed of innovation; and
•
sales and distribution capabilities, including access to retail markets.

After a period of industry consolidation, five manufacturers control a vast majority of the global hearing aid industry today. These manufacturers are GN Store Nord, Sonova, Starkey, William Demant and WS Audiology, all of which have established products and substantially greater financial, sales and marketing, manufacturing and development resources than we possess. In addition to these manufacturers, we also compete against hearing clinics and retailers, such as Costco. Costco sells behind-the-ear, in-the-ear and in-the-canal hearing aids from traditional manufacturers, as well as its Kirkland Signature label behind-the-ear hearing aids, each at various price points. We also compete against other direct-to-consumer hearing aid providers such as Audicus and Lively (which was acquired by GN Store Nord and rebranded as Jabra Enhance), which, similar to our business model, allow consumers to purchase hearing aids without visiting a clinic and provide remote support for their products.

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, including with respect to changes to the industry landscape potentially arising as a result of the FDA’s adoption and implementation of the OTC Final Rule (see “Government Regulation—Regulation by the FDA” for more information).

Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. The creation of the new category of OTC hearing aids by the FDA could materially alter the competitive environment for hearing loss treatment. The FDA and the Biden administration have stated that the intention of the OTC Final Rule is to reduce barriers to access, foster innovation in hearing aid technology, and promote the wide availability of low-cost hearing aids. We expect the removal of regulatory barriers to entry will facilitate the introduction of new and varied product designs by incumbent and new competitors. For instance, a number of competitors have begun marketing OTC hearing aids since the adoption of the OTC Final Rule, including existing competitors in the hearing aid industry, such as WS Audiology (in partnership with Sony Electronics) and GN Store Nord (through its Jabra brand), as well as new entrants into the hearing aid industry such Nuheara (through a licensing partnership with HP, Inc.).

In connection with the OTC Final Rule, we have expended, and will continue to expend, significant time and resources evaluating the OTC Final Rule and ensuring that our devices and processes comply with the new requirements in order to market our products in line with our primary direct-to-consumer business and omni-channel models. It is possible that the OTC Final Rule may lead to additional commercial partnership, omni-channel, including retail, or other opportunities, although there are no assurances that it will do so.

Considering the resources and advantages that our competitors maintain, even if our technology and consumer-first business model and distribution strategy are more effective than the technology and distribution strategy of our competitors, current or potential customers might accept competitor products in lieu of purchasing our products. We anticipate that we will face increased competition in the future, and may also experience intensifying pricing pressures, as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies (possibly with increased frequency due to the implementation of the OTC Final Rule, discussed above). We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our approach to addressing unmet needs in the hearing aid industry. Increased competition in the future could adversely affect our revenue, revenue growth rate, if any, margins and market share.

Government regulation

We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local governmental laws, regulations, and other requirements. These laws, regulations and other requirements are promulgated and overseen by a number of different legislative, regulatory, administrative and quasi-regulatory bodies, each of which may have varying interpretations, judgments or related guidance. For example, our products and operations are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration (the “FDA”), which regulates, among other things, the research, development, testing, design, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion, marketing, distribution, post-approval monitoring and reporting, and import and export of medical devices in the United States to assure the safety and effectiveness of medical products for their intended use. The U.S. Federal Trade Commission (the “FTC”) also regulates the advertising of our products in the United States. Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training, and other practices to government scrutiny.

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

We expect that our industry will continue to be subject to extensive and complex regulation, the scope and effect of which are difficult to predict. For additional detail on risks related to each of the foregoing, see the Risk Factors titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer and omni-channel business models and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products,” “Our hearing aids are subject to extensive government regulation at the federal and state level, and our failure to comply with applicable requirements could harm our business,” and “If we fail to comply with U.S. or foreign federal and state healthcare regulatory laws, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs and the curtailment of our operations, any of which could adversely impact our reputation and business operations.”

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

The FDA classifies medical devices into three classes (Class I, II or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the FDA’s current good manufacturing practices (“cGMPs”) for devices, as reflected in the Quality System Regulation (“QSR”), establishment registration and device listing, reporting of adverse events, and truthful, non-misleading labeling, advertising and promotional materials. Some Class I devices also require premarket clearance by the FDA through the premarket notification process set forth in Section 510(k) of the FDCA. Class II devices are subject to the FDA’s general controls and any other special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries and/or post-market surveillance. Most Class II devices must also comply with the FDA’s Section 510(k) premarket notification requirements. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, general and special controls alone are insufficient to assure their safety and effectiveness. Devices placed in Class III generally require the submission of a premarket approval (“PMA”) application demonstrating the safety and effectiveness of the device, which must be approved by the FDA prior to marketing, or the receipt of a de novo classification, which provides for the reclassification of the device into Class I or II. The PMA approval process is more stringent, time-consuming and expensive than the 510(k) clearance process; however, the 510(k) clearance process has also become increasingly stringent and expensive.

On August 17, 2022, the FDA published a final rule to establish new regulatory categories for OTC and prescription hearing aids (the “OTC Final Rule”). The OTC Final Rule implements relevant provisions of the FDA Reauthorization Act of 2017 (“FDARA”), which set forth requirements for the FDA to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. Following publication of a proposed rule in October 2021, the FDA issued its OTC Final Rule with requirements for labelling, conditions of sale, performance standards, design requirements and other provisions under which manufacturers may elect to market hearing aids as either OTC or prescription devices, or both. In addition, under FDARA, the OTC hearing aid controls promulgated in the OTC Final Rule preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The OTC Final Rule became effective on October 17, 2022, although certain previously marketed devices have until April 14, 2023 to come into compliance with the OTC Final Rule.

We have marketed in the past, and continue to market, certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and Eargo 6 hearing aids under the “self-fitting” regulation at 21 CFR 874.3323. In December 2022, we received FDA 510(k) clearance for Eargo 5 and Eargo 6 as Class II self-fitting air-conduction hearing aids. Additionally, in January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting device. We plan to market our devices as OTC hearing aids and intend to comply with all applicable OTC regulatory requirements as of the compliance date for currently marketed devices on April 14, 2023, or sooner. We may also seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule.

In connection with the OTC Final Rule, we have expended, and will continue to expend, significant time and resources evaluating the OTC Final Rule and ensuring that our devices and processes are in compliance with the new requirements in order to market our products in line with our primary direct-to-consumer business and omni-channel models. It is possible that the OTC Final Rule may lead to additional commercial partnership, omni-channel, including retail, or other opportunities, although there are no assurances that it will do so. The OTC Final Rule and the responses thereto by leading insurance providers could also materially impact our efforts to resume submitting claims for customers with potential insurance benefits or have other unforeseen impacts on our business and results of operations.

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

Clinical trials

Clinical trials are sometimes required for 510(k) clearance. Such trials generally require submission of an investigational device exemption (“IDE”) application to the FDA for a specified number of patients and study sites, unless the product is deemed to be a non-significant risk device which may be subject to more abbreviated IDE requirements. The appropriate institutional review boards (“IRBs”) at the clinical sites must also approve the study before clinical trials may begin. Clinical trials are subject to extensive monitoring, record keeping and reporting requirements. Clinical trials must be conducted under the oversight of IRBs for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices (“GCPs”), which include the requirement that all research subjects provide their informed consent for participation in each clinical study. The clinical trial sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance to market the product.

Labeling and sale

All hearing aids commercially distributed in the United States must comply with specific FDA labeling requirements. These requirements address the labeling of the device itself and any accompanying software, as well as the User Instructional Brochure that must be provided to all potential hearing aid recipients.

Prior to the OTC Final Rule, FDA regulations required that the marketing of hearing aids comply with certain “conditions for sale,” including, among other things, the requirement that prospective hearing aid users must undergo a medical evaluation (or provide a signed waiver) before a hearing aid may be dispensed, along with certain recordkeeping requirements. In 2016, the FDA issued a guidance document stating that it did not intend to enforce the medical evaluation, waiver, or recordkeeping requirements prior to the dispensing of Class I air-conduction and Class II wireless air-conduction hearing aids to individuals 18 years of age and older. We previously marketed our devices pursuant to this exercise of enforcement discretion until the requirement was eliminated with the OTC Final Rule. Under the OTC Final Rule, we must comply with new requirements for labelling, conditions of sale, performance standards, design requirements and other provisions applicable to our hearing aids as either OTC or prescription devices, or both.

Quality System Regulation

The hearing aids that we commercially distribute in the United States are subject to pervasive and continuing regulation by the FDA and certain state agencies. This includes product listing and establishment registration requirements, which facilitate FDA inspections and other regulatory actions. We are required to adhere to applicable cGMP requirements, as set forth in the QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. We are also required to verify that our suppliers maintain facilities, procedures and operations that comply with applicable quality and regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of contractors. FDA regulations also require investigation and correction of any deviations from the QSR and impose reporting and documentation requirements upon us and our third-party manufacturers. Noncompliance with these regulations can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, FDA refusal to grant 510(k) clearance or PMA approval to new devices, withdrawal of existing clearances or approvals, and criminal prosecution.

Post-market surveillance

We must also comply with post-market surveillance regulations, including medical device reporting (“MDR”) requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, and any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur. We must also comply with medical device correction and removal reporting regulations, which require manufacturers to report to the FDA corrections and removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. Although we may undertake recall actions voluntarily, we must submit detailed information on any recall action to the FDA, and the FDA can order a medical device recall in certain circumstances.

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

In addition, the U.S. Physician Payments Sunshine Act (as amended by the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act) requires manufacturers to report to the Department of Health and Human Services (“HHS”) detailed information about financial arrangements with physicians (as defined by statute), certain non-physician practitioners, including physician assistants and nurse practitioners, and teaching hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply subjects manufacturers to significant civil monetary penalties.

State licensing, corporate practice and fee-splitting prohibitions

Regulation of the hearing aid industry exists in every state. These laws and regulations are primarily concerned with the licensure and registration of audiologists and other individuals and companies that dispense hearing aids, including procedures involving the fitting and dispensing of hearing aids. In addition, most states require warranty and return policies for consumers allowing for the return of product, and restrict hearing aid advertising and marketing practices. These state laws are subject to change, and states may impose more stringent requirements for dispensers of hearing aids, complicating our compliance efforts. In August 2022, the FDA adopted the OTC Final Rule, providing that, among other things, any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids would be preempted. A determination that we are in violation of applicable laws and regulations in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action. Additionally, applicable federal laws and regulations continue to evolve.

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

Privacy and security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Human capital management

Employees

As of December 31, 2022, we had approximately 243 full-time employees worldwide, of which approximately 236 were employed in the United States. None of our employees is represented by a labor union or collective bargaining agreement, and we consider our employee relations to be good.

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

In addition to acquiring new talent, we focus on growing and developing our existing talent. We conduct regular individual performance reviews in which managers provide regular feedback and coaching to assist with employee development. We make investments to enhance employees’ skill levels and provide professional opportunities for career development and advancement. Our learning and development experiences focus on onboarding new hires as well as offering workshops focused on skills development, including leadership development programs and people manager coaching, and compliance training.

Our leadership team focuses on identifying the next generation of leaders to ensure that the organization is prepared to fill critical roles with employees who are prepared to support the strategy of the business and respond to the needs of key stakeholders. Furthermore, although we had reductions-in-force in the fourth quarter of 2021 and the second quarter of 2022, we offered affected employees severance packages.

Diversity and inclusion

We view diversity as integral to our future success. Diversity in our workforce fosters innovation, while inclusion helps ensure that we have the right culture, processes, policies, and practices to make employees feel valued and included. Developing teams where team members feel heard, respected, and included is one of our core values. As of December 31, 2022, approximately 46% of our total US workforce was female and approximately 34% of our employees in domestic managerial roles were female. Minorities (non-White) constituted approximately 37% of our total US workforce and approximately 31% of our employees in domestic managerial roles were minorities as of the same date.

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

Health, safety and wellness

The physical health, financial wellbeing, life balance, and mental health of our employees are vital to our success. We remain focused on promoting the total wellness of our employees, including resources, programs and services to support their physical, mental and financial wellness. Throughout the COVID-19 pandemic, we have promoted the health, safety, and wellbeing of our employees and their families. We have established safety policies and protocols based on guidance from healthcare experts and public health leaders, and we regularly review and update them to reflect the best, most current information available.

Available information

Our Internet address is www.eargo.com. We routinely post important information for investors on our website in the “Investor Relations” section, which may be accessed from our homepage at www.eargo.com or directly at https://ir.eargo.com/. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

•
our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as our proxy statement, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
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
•
stockholder services information, including ways to contact our transfer agent; and
•
opportunities to sign up for e-mail alerts.

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

•
We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program, but we have operated on a primarily “cash-pay” basis since December 8, 2021. We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program. As a result, we have faced a significant reduction in revenue and any failure to establish additional processes to support reimbursement from third-party payors may significantly and adversely impact our business and growth prospects and our ability to sell our products. Additionally, potential opportunities for growth in our business outside of the FEHB program, such as the implementation of the FDA’s new OTC hearing aid regulatory framework and any potential insurance coverage for certain hearing aids, may not materialize and, as such, our business and growth prospects and our ability to sell our products may be materially and adversely impacted.
•
Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. Our future capital requirements may be substantial, and if we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets.
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
•
Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer and omni-channel business models and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.
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

Risks relating to our industry and business

We face considerable uncertainty in our business prospects, as a significant portion of our revenue has historically been dependent upon reimbursement from third-party payors participating in the FEHB program, but we have operated on a primarily “cash-pay” basis since December 8, 2021. We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program. As a result, we have faced a significant reduction in revenue and any failure to establish additional processes to support reimbursement from third-party payors may significantly and adversely impact our business and growth prospects and our ability to sell our products. Additionally, potential opportunities for growth in our business outside of the FEHB program, such as the implementation of the FDA’s new OTC hearing aid regulatory framework and any potential insurance coverage for certain hearing aids, may not materialize and, as such, our business and growth prospects and our ability to sell our products may be materially and adversely impacted.

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

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation. Pursuant to the settlement agreement, we paid approximately $34.4 million to the U.S. government. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. Additionally, following the settlement with the U.S. government, we remain subject to prepayment review of claims by the third-party payor with whom historically we had the largest volume. An additional payor audit related to claims submitted for customers with FEHB plans also remains in process. While we intend to continue to work with applicable third-party payors with the objective of validating and establishing additional processes to support any future claims that we may submit for reimbursement and, as of September 15, 2022, we have begun to accept insurance benefits as a method of direct payment again under certain limited circumstances, we may not be able to arrive at additional acceptable processes or submit future claims, including under the FEHB program, in sufficient volume to meaningfully restore or expand our insurance-based business. For example, we do not currently conduct in-person hearing tests, and it is possible that in-person testing would be required to support any claims submissions, representing a significant change from our past processes and direct-to-customer business model that may adversely impact the attractiveness of our offerings to customers.

Between December 8, 2021 and September 15, 2022, we did not accept insurance benefits as a direct method of payment to us, a practice we refer to as “direct plan access.” In “direct plan access,” we submit an insurance claim on behalf of an Eargo customer to their insurance plan, or support an Eargo customer in their own claim submission, and the customer’s insurance benefits are utilized for the purchase, in whole or in part. Common forms of utilization can include, but are not limited to, co-pay, payment by a third-party payor to either Eargo or the customer, reimbursement by a third-party payor to the customer, or application toward a customer’s deductible.

Because we do not currently have contracts with any FEHB carriers or other third-party payors, our products are considered out-of-network for such payors. We do not believe that the reimbursement amounts, patient co-payment amounts, or the claims submission process, including medical necessity requirements and documentation requirements, depend on whether we are in-network or out-of-network for that FEHB carrier or other FEHB plans. To illustrate, the hearing aid benefit in this FEHB plan is a set amount that covers the hearing aid itself and related fees and supplies, regardless of the plan option and regardless of whether the hearing aid is provided by a preferred, participating, or non-participating provider (i.e., regardless of whether it is in-network or out-of-network), which is not always the case for other benefit categories. However, depending on the FEHB carrier or third-party payor, payment may be made directly to the patient rather than to us if Eargo is out-of-network.

Beginning on September 15, 2022, we resumed our direct plan access insurance-based business, accepting insurance benefits as a method of direct payment in certain limited circumstances, when the customer has undergone additional testing by an independent, licensed healthcare provider to establish medical necessity, with supporting clinical documentation. However, a majority of the claims we have submitted since instating this process are still pending adjudication by the payors, and although a portion of the claims we have submitted for reimbursement have been approved for payment and/or paid, others have been denied and are currently in the appeals process. We are evaluating additional alternatives for testing, including but not limited to contracting with third parties or existing networks and/or establishing a management services organization separate from our existing corporate structure that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the efficacy of the processes that we have recently established or the extent to which such processes will need to be changed, or additional processes established, or the associated timing or costs, whether we will be successful in implementing any of them, or the impact that such processes and changes may have on our business and operations. If we are unable to successfully implement at least one of these alternatives for testing, we expect that we will not be able to submit future claims in sufficient volume to meaningfully restore or expand the amount of our insurance-based business related to direct plan access going forward.

We intend to focus on both accessing third-party reimbursement and increasing coverage and reimbursement for our current products and any future products we may develop. However, we cannot provide any assurance as to the timing or costs associated with establishing processes to support the submission of claims, if we can do so at all, or the impact that such processes may have on our business and results of operations. Further, the OTC Final Rule may lead such payors to take additional actions further limiting our ability to access insurance coverage, or there may be a delay in accessing insurance coverage as payors seek to address the new OTC framework in their offered benefits, if at all, any of which may have a material adverse effect on our financial condition, results of operations or cash flows. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed, and certain carriers, including the third-party FEHB carrier with whom historically we had the largest volume, excluded from coverage so-called “over-the-counter” hearing aids and enhancement devices (such as personal sound amplification products, or “PSAPs”). Accordingly, the new regulatory category of OTC hearing aids created with the OTC Final Rule are not covered under certain plans as currently written, until such time as such carriers update their coverage policies to reflect the newly established OTC category under the OTC Final Rule, if ever. It is our understanding that the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide currently does not intend to update its coverage requirements for hearing aids following the recent OTC Final Rule. In addition, even if health plans update their coverage policies to include the new regulatory category of OTC hearing aids, they nonetheless may require a prescription, evaluation or diagnostic test conducted by a licensed healthcare professional to establish medical necessity and/or establish lower reimbursement rates for OTC hearing aids. Although we may seek to market certain of our devices as prescription hearing aids, payors, including the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide, may still not provide coverage for such devices because they are also offered OTC. We may need to work with individual carriers (including FEHB plans) to determine coverage for our hearing aids, including on a claim-by-claim basis with individual payors, which may be time-consuming and unpredictable. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over such third parties’ decision making with respect to coverage and payment levels or over their claims submissions processes and timelines. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our business and ability to sell products.

We are also seeking to establish further relationships with benefits managers or managed care providers. Employer self-funded plans or other health plans may at times offer supplemental benefits, which may include hearing aid benefits or general “over-the-counter” benefits; they may in those cases contract with benefits managers or managed care providers in the administration of such supplemental benefits. In this role, among other things, benefits managers are responsible for selecting benefits vendors or, in other words, vendors whose products or services are eligible to be covered by the supplemental benefit. The vendors themselves, or Eargo in this role, are not responsible for claims submissions but instead fulfill the product order from the customer through the benefits manager.

We cannot provide any assurances that we will be able to maintain or increase our participation in arrangements with third-party payors, insurance carriers, benefits managers, or managed care providers or that we will be adequately reimbursed or otherwise paid by such parties for the products we sell, which may have a material adverse effect on our financial condition, results of operations or cash flows.

As a result of the change to a primarily “cash-pay” business model, we have faced a significant reduction in revenue and reduced growth prospects. If we are unable to establish processes to support reimbursement from third-party payors, our business and growth prospects and our ability to sell our products may be significantly and adversely impacted. Our future growth prospects may also depend on insurance coverage, if any, for certain hearing aids (which may not include Eargo hearing aids). We may never achieve sufficient additional third-party reimbursement to meaningfully restore or expand our insurance-based business.

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

Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. Our future capital requirements may be substantial, and if we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets.

We believe that, without any future financing, our current resources are insufficient to satisfy our obligations as they become due within one year from the date of filing of this Annual Report on Form 10-K. Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. We anticipate our future capital requirements will be substantial and that we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof; however, additional capital may not be available to us on acceptable terms on a timely basis, or at all. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets, in which case it is likely that investors would lose part or all of their investment.

Our expected future capital requirements and ability to raise additional capital will depend on many factors, including but not limited to the following:

•
investor confidence in our ability to continue as a going concern;
•
the timing, receipt and amount of sales from our current and future products;
•
the costs involved in resolving third-party claims audits as well as other legal proceedings (including the shareholder class action and derivative action discussed in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K), and their duration and impact on our business generally;
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

As a result of the Rights Offering and conversion of the Notes, our stockholders may have experienced substantial dilution of their holdings and the PSC Stockholder has obtained a controlling interest in us. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant further dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.

Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities. Even if we are able to raise significant additional capital necessary to continue our operations, if we are unable to obtain additional adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances, or developments, including the implementation of the OTC Final Rule, could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. As of March 10, 2023, we maintained cash in deposit accounts at SVB in excess of the standard FDIC insured amount and a substantial majority of our cash equivalents was invested, through a cash sweep arrangement with SVB, which are invested in a variety of short-term and high-credit bonds and other liquid investments. Although the FDIC ultimately announced that it would pay all deposits, including deposits that exceeded FDIC-insured amounts, we and other SVB customers initially were not able to access our accounts and faced significant uncertainty about whether and when we would be able to fully access amounts held through SVB, which would have had several follow-on consequences with respect to our ability to meet our near-term payment obligations. According to our cash sweep arrangements, we believe we should be recognized by the FDIC as the owner of such assets in the event of such financial institutions’ failure, such as the March 10, 2023 closure of SVB. While we have regained access to our funds at SVB, we have made and are making arrangements to open new and additional accounts with, and to transfer cash, cash equivalents and investments to such other financial institutions. We also continue to make arrangements to expand and evaluate our banking relationships in an effort to diversify as we believe necessary or appropriate. Additionally, we could experience disruption with customer receivables and vendor payments as we transition to new accounts.

Despite our proactive measures and the measures taken by the United States federal government, there is uncertainty in the markets regarding the stability of banks and the safety of deposits in excess of the insured deposit limits. The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. If any parties with whom we conduct business are impacted by the closure of SVB or any other financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry.

In addition, if any of our partners, customers, suppliers or other parties with whom we conduct business are unable to access their own funds or access liquidity pursuant to credit agreements, letters or credit or other such lending arrangements or financial instruments as a result of financial institution volatility, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected, which in turn, could have a material adverse effect on our business operations and financial condition and results or operations. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Further, these events may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all; difficulties obtaining equity or debt financing could have a material adverse effect on our financial condition, as well as our ability to continue to grow our operations.

We are subject to risks from legal proceedings, investigations and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

We are currently subject to a number of legal proceedings, investigations and inquiries, including: (i) purported securities class action litigation alleging that certain of our disclosures about our business, operations and prospects, including reimbursement from third-party payors, violated federal securities laws; and (ii) purported derivative action alleging the directors breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures, and compliance with laws, rules and regulations governing the business. On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation and pursuant to which we paid approximately $34.4 million. We remain subject to audit or prepayment review by various third-party payors. In addition, we could face additional legal proceedings, investigations, and inquiries relating to these or similar matters. For more information regarding legal proceedings, see “Item 3. Legal Proceedings.”

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

Competition for qualified personnel in the medical device field in general and the audiology field specifically is intense due to the limited number of individuals who possess the training, skills and experience required by our industry. In addition, our success also depends on our ability to attract, recruit, develop and retain skilled managerial, sales, administration, operating and technical personnel. We intend to continue to review and, where necessary, strengthen our senior management as the needs of the business develop, including through internal promotion and external hires. However, there may be a limited number of persons with the requisite competencies to serve in these positions and we cannot assure you that we would be able to locate or employ such qualified personnel on terms acceptable to us, or at all. Therefore, the unplanned loss of one or more of our key personnel, or our failure to attract and retain additional key personnel, could have a material adverse effect on our business, financial condition and results of operations. Our ability to attract and retain such qualified personnel has been and may continue to be negatively impacted by the DOJ investigation or shareholder litigation, our recent workforce reductions and suspension of certain of our equity compensation practices, and related negative publicity. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the years ended December 31, 2022 and 2021, we incurred net losses of $157.5 million and $157.8 million, respectively. As a result of our ongoing losses, as of December 31, 2022, we had an accumulated deficit of $514.3 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development.

The net losses we incur may fluctuate significantly from quarter to quarter. During the year ended December 31, 2022, net losses increased in part as a result of the costs involved in resolving the DOJ investigation, including the approximately $34.4 million we paid pursuant to the settlement agreement with the U.S. government, and other corrective actions and recoupment of previous claims paid, as well as other legal proceedings, and their duration and impact on our business generally. Net losses may also fluctuate and increase as a result of the implementation of the FDA’s new OTC hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids, neither of which may ultimately be favorable to us.

Our long-term success is dependent upon our ability to successfully develop, commercialize and market our products, earn revenue, obtain additional capital when needed and, ultimately, to achieve profitable operations. The uncertainty regarding the extent to which we are able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, the implementation of the FDA’s new OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage) and potential insurance (including Medicare) coverage for certain hearing aids (which may not include Eargo hearing aids) will require that we evaluate and consider any changes to our business model as new information becomes available, including a potential long-term shift to a primarily “cash-pay” model, with minimal volume from our customers using insurance benefits as a direct method of payment to Eargo, which would likely result in a sustained increased cost of customer acquisition and a reduction in shipments, revenue, gross margin and higher operating expenses, which could have a material negative impact on our ability to achieve profitability and our growth prospects. We will need to generate significant additional revenue and raise significant additional capital to continue our operations and potentially achieve profitability. It is possible that even if we generate significant additional revenue and raise significant additional capital, we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Without the benefit of customers with insurance coverage and significant additional capital, the future prospects of the Company and our ability to achieve profitability are uncertain.

Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer and omni-channel business models and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.

On August 17, 2022, the FDA published a final rule to establish new regulatory categories for OTC and prescription hearing aids (the “OTC Final Rule”). The OTC Final Rule implements relevant provisions of the FDA Reauthorization Act of 2017 (“FDARA”), which set forth requirements for the FDA to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. Following publication of a proposed rule in October 2021, the FDA issued its OTC Final Rule with requirements for labelling, conditions of sale, performance standards, design requirements and other provisions under which manufacturers may elect to market hearing aids as either OTC or prescription devices, or both. In addition, under FDARA, the OTC hearing aid controls promulgated in the OTC Final Rule preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The OTC Final Rule became effective on October 17, 2022, although certain previously marketed devices have until April 14, 2023 to come into compliance with the OTC Final Rule.

We have marketed in the past, and continue to market, certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In addition, in June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids under the “self-fitting” regulation at 21 CFR 874.3325. We received FDA 510(k) clearance for Eargo 5 and 6 as Class II self-fitting air-conduction hearing aids in December 2022 and, in January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting device. We plan to market our devices as OTC hearing aids and intend to comply with all applicable OTC regulatory requirements by the compliance date for currently marketed devices on April 14, 2023, or sooner. In addition, we may seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule. If the FDA were to determine that our devices do not satisfy the requirements of the OTC Final Rule, we could be forced to cease distribution of our products, and we could be subject to additional enforcement action by the FDA.

We have expended, and we will continue to expend, significant time and resources evaluating the OTC Final Rule and ensuring that our devices and processes comply with the new requirements in order to market our products in line with our primary direct-to-consumer and omni-channel business models. It is possible that the OTC Final Rule may lead to additional commercial partnership, omni-channel, including retail, or other opportunities, although there are no assurances that it will do so. The OTC Final Rule and the responses thereto by leading insurance providers could also materially impact our efforts to resume submitting claims for customers with potential insurance benefits or have other unforeseen impacts on our business and results of operations.

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

Our primary direct-to-consumer and omni-channel business model is relatively new to the hearing aid industry. Our products are currently primarily available direct-to-consumer and are therefore generally not sold by channels which consumers would traditionally look to for the treatment of their hearing loss. Because audiologists and hearing clinics do not offer our products, they are unlikely to recommend our products to their patients. If we are unable to reach this population through our online or direct and channel marketing, the estimated market size for our products may be lower than we anticipate.

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

Historically, the majority of hearing aids sold to customers who used insurance benefits as a method of direct payment to Eargo corresponded to claims for reimbursement to third-party payors under the FEHB program. While we are continuing to work with applicable third-party payors with the objective of validating and establishing additional processes to support claims that we may submit for reimbursement, we may not be able to arrive at additional acceptable processes or submit future claims in sufficient volume to meaningfully restore or expand our insurance-based business. As such, our future growth prospects may be dependent upon other opportunities, such as the OTC Final Rule and any potential insurance coverage for certain hearing aids that we may be able to access.

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

In addition to these manufacturer competitors, Costco sells multiple brands of hearing aids, including those of the traditional manufacturers and Costco’s own white-label Kirkland Signature brand of hearing aid, at various price points. We estimate that during 2019, Costco dispensed approximately 14% of the hearing aids distributed in the United States, which percentage is expected to increase going forward. The United States Department of Veterans Affairs (the “VA”) is also a significant provider of hearing aids and provides hearing aids at no charge to its patients. We estimate that, in 2022, the VA dispensed approximately 20% of the hearing aids distributed in the United States. Our products are not distributed by Costco, or on contract or currently eligible to be distributed by the VA.

We also face competition from other direct-to-consumer hearing aid providers. Similar to our business model, these hearing aid companies allow consumers to purchase hearing aids remotely, with no need to visit a clinic, and they also provide remote support. Given the similarities in our direct-to-consumer business model to these providers, if potential consumers opt to buy their hearing aids from these direct-to-consumer competitors, our business could be adversely affected.

Finally, in particular following the effective date of the OTC Final Rule, we may also face increased competition from companies that introduce new technologies, including consumer electronics companies that sell direct to consumers or other hearing aid companies that partner with other retailers or consumer electronics companies. For example, in May 2018, the FDA granted marketing clearance to Bose Corporation for a “self-fitting air-conduction hearing aid,” and following the effective date of the OTC Final Rule, Nuheara will be selling its OTC self-fitting air-conduction hearing aids under branding by HP, Inc., while Sony Electronics has partnered with WS Audiology. The Bose self-fitting hearing aid was cleared under the FDA’s de novo premarket review pathway with the intended use to amplify sound for individuals 18 years of age or older with perceived mild to moderate hearing impairment, with no pre-programming or hearing test necessary. We view our consumer-first model as a competitive advantage, and competitors, including Bose or other consumer electronics companies, or any other companies following the effective date of the OTC Final Rule, that sell hearing aids directly to consumers or in partnership with other retailers may erode that advantage. Please see the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

We may be unable to compete with these or other competitors, and one or more of such competitors may render our technology obsolete or economically unattractive. Please see the Risk Factor titled, “If we cannot innovate at the pace of our hearing aid manufacturing competitors, we may not be able to develop or exploit new technologies in time to remain competitive.” To the extent we expand internationally, we will face additional competition in geographies outside the United States. If we are unable to compete effectively with existing products or respond effectively to any new products developed by competitors, our business could be materially harmed. Increased competition may result in price reductions, reduced gross margins and loss of market share. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

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

We have no manufacturing capabilities of our own. We currently rely on a limited number of manufacturers: one located in Thailand, Hana Microelectronics, and our primary manufacturer, Pegatron Corporation, headquartered in Taiwan and with manufacturing facilities throughout Asia. Pegatron manufactures the Eargo 5, Eargo 6, and Eargo 7 hearing aid systems out of its facilities in Suzhou, China. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturers have generally met our demand and cost requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including the volume of our orders and our relative importance as a customer of the manufacturer or its ability to provide assembly services to manufacture our products, which may be affected by the COVID-19 pandemic and potential geopolitical events involving the countries in which our manufacturers are headquartered or operate. Please see the risk factor titled, “We are dependent on international manufacturers and suppliers, as well as certain international contractors we engage from time to time with respect to select research and development activities, which exposes us to foreign operational and political risks that may harm our business.” An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products if we cannot obtain an acceptable substitute.

Any transition to a new contract manufacturer, or any transition of products between existing manufacturers, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of our products. We will be required to verify that any new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. We cannot assure you that we will be able to identify and engage alternative or additional contract manufacturers on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to a different production facility. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

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

Certain components of our hearing aids may also offer reduced performance or wear out over time. For example, the rechargeable technology used in our hearing aids and charging cases has a limited lifespan, and recharging performance will degrade over time. We designed our Eargo Neo HiFi hearing aids to provide up to 20 hours of continuous use between charges when new and up to 16 hours after 1,000 charging cycles, but charging capacity may decrease more quickly than expected. Moreover, certain components of our hearing aids that can be purchased online, such as the hearing aid tips, will require more frequent replacement than the device itself. If the quality, longevity and durability of our products does not meet the expectations of customers, then our brand and reputation and our business, financial condition and results of operations, could be adversely affected.

Customer or third-party complaints or negative reviews or publicity about our company or our hearing aids could harm our reputation and brand.

We are heavily dependent on customers who use our hearing aids to provide good reviews and word-of-mouth recommendations to contribute to our reputation and brand. Customers who are dissatisfied with their experiences with our products or services or their ability to receive reimbursement from their insurance companies may post negative reviews. We have been and may continue to be the subject of blog, forum or other media postings that include inaccurate statements and create negative publicity. In addition, traditional hearing aid supply chain participants may express and publish negative views regarding our direct-to-consumer and omni-channel models and products. Any negative reviews or negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings have harmed and could continue to harm our reputation and brand and severely diminish consumer confidence in our products. Please also see the Risk Factor titled, “We are subject to risks from legal proceedings, investigations, and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.”

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

In connection with the marketing and advertisement of our products, we could be the target of claims relating to false, misleading, deceptive, unfair, or otherwise unsubstantiated or noncompliant advertising or marketing practices, including under the auspices of federal or state rules or regulations such as the Federal Trade Commission Act and state consumer protection statutes. If we rely on third parties, including customers, to provide any marketing or advertising of our products, including as we expand our product offerings in physical retail settings or through online channels, we could be liable for, or face reputational harm as a result of, their practices if, for example, they or we fail to comply with applicable statutory and regulatory requirements.

If we are found or perceived to have breached any consumer protection, advertising, unfair competition or other laws or regulations, we may be required to change our business model, products or practices in a manner that may negatively impact us. We could also be subject to regulatory investigations, enforcement actions, litigation (including class actions), fines, penalties, increased compliance or remediation costs, and adverse publicity that could cause reputational harm and loss of customer trust, which could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that many individuals do not have full information regarding the types of hearing aids and hearing aid features and technologies available in the market, in part due to the lack of consumer education in the traditional hearing industry sales model. Consumers may not have sufficient information about hearing aids generally or how hearing aid products and technologies compare to each other. This confusion may result in consumers purchasing hearing aids from our competitors instead of our products, even if our hearing aids would provide them with their desired product features. Additionally, there may be confusion in the market following the publication of the OTC Final Rule and the implementation of the new OTC hearing aid regulatory framework, which does not include certain sound enhancement devices (such as personal sound amplification products, or “PSAPs”), because of the increased availability and access to hearing aid devices in similar locations and manners as sound enhancement devices. Our products and trademarks have also been and may continue to be subject to counterfeiting, infringement, or otherwise unauthorized resale. Such actions and other intellectual property infringement could result in consumer confusion, dilute our brand, and otherwise harm our reputation and business. Please see the risk factors titled, “Our success depends in part on our proprietary technology, and if we are unable to obtain, maintain or successfully enforce our intellectual property rights, the commercial value of our products and services will be adversely affected and our competitive position may be harmed” and “If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.” Any adverse events or safety issues relating to competitive hearing aid products or other non-hearing aid, sound enhancement, or counterfeit devices and related negative publicity, even if such events are not attributable to our products, could result in reduced purchases of hearing aids by consumers generally. Any of these occurrences could lead to reduced sales of our products and adversely affect our business, financial condition and results of operations.

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

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or other macro-economic factors could materially affect our business and the value of our common stock. The COVID-19 pandemic has also resulted in volatility in the unemployment rate in the United States, which may continue even after the pandemic subsides. The occurrence of any such events may lead to reduced disposable income and access to health insurance, which could adversely affect the number of our products sold after the pandemic has subsided. The ultimate effect of COVID-19 on our sales volume and other results of operations could differ substantially from our expectations and our experience to date.

Repair or replacement costs due to guarantees we provide on our products could have a material adverse effect on our business, financial condition and results of operations.

We provide product guarantees to our customers, both as a result of contractual and legal provisions and for marketing purposes.

We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for our latest device and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of December 31, 2022, we had provisions of approximately $3.8 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

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

Our customer sales returns rate was approximately 34% for the year ended December 31, 2022. Our return policy generally allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. Additionally, following learning of the DOJ investigation and prior to shifting to our current practice of accepting insurance benefits as a method of direct payment in certain limited circumstances, we offered customers with potential insurance benefits the option to return their hearing aids or purchase their hearing aids without use of their insurance benefits if their claim is denied or ultimately not submitted by us to their insurance plan for payment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information).

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

Many purchasing groups, such as hearing aid clinics, retailers and hospital systems, are consolidating to create new entities with greater market power. Such groups, such as Costco and the VA, have used and may continue to use their increased purchasing power to negotiate price reductions or other concessions across our industry. This pricing leverage has resulted, and will likely continue to result, in downward pressure on the average selling prices of hearing aid products generally, including our own products. The OTC Final Rule could further contribute to the pace of consolidation as well as the introduction of new entrants in the hearing aid market, which would further increase pricing pressure on hearing aid manufacturers. Please see the Risk Factors titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer and omni-channel business models and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products,” and “As we expand our product offerings to physical retail outlets and begin to rely on third parties outside of our control, any failure of such third parties to use comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability.” These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, following the effective date of the OTC Final Rule of October 17, 2022, customers can now purchase or order Eargo hearing aids in retail settings; we have also partnered with certain resellers or other distributors, including benefits managers, to offer Eargo hearing aids for sale through their online storefronts or portals. Our expansion into physical retail settings and other third-party partnerships represent new channels for the Company in which we currently have limited expertise. We may not be able to accurately estimate the return rate or inventory needs of such channels, which could result in supply disruptions if growth in demand in such channels exceeds our ability to supply product. Currently, we have no or limited historical basis for us to make judgments on the inventory demand of any such retail partner or other third-party partner. If we underestimate such return rate or inventory requirements, our retail and other third-party partners may have inadequate inventory for sale to their customers. In addition, delays in the delivery of our products to our retail and other third-party partners or a failure to provide our product to our retail and other third-party partners in sufficient quantities in a timely manner could harm our relationships with such partners and impact our business and operating results. Moreover, we sell our products to our retail and other third-party partners at prices that are lower than what we would otherwise charge in our direct-to-consumer channel, reducing our associated revenues and gross margins.

We are dependent on international manufacturers and suppliers, as well as certain international contractors we engage from time to time with respect to select research and development activities, which exposes us to foreign operational and political risks that may harm our business.

We currently rely on a limited number of manufacturers: one located in Thailand, Hana Microelectronics, and our primary manufacturer, Pegatron Corporation, headquartered in Taiwan and with manufacturing facilities throughout Asia. Pegatron manufactures the Eargo 5, Eargo 6, and Eargo 7 hearing aid systems out of its facilities in Suzhou, China. In addition, we rely on some third-party suppliers in Europe, Southeast Asia, Japan, China and the United States, who supply, among other things, certain of the technology and raw materials used in the manufacturing of our products. We also engage certain international consultants, contractors and other specialists in connection with our research and development activities.

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

Our corporate headquarters are located in the San Francisco Bay Area, which has experienced severe earthquakes and wildfires as well as flooding and power outages. We do not carry earthquake insurance. Our manufacturers and many of our suppliers are located in Asia, which regions have experienced natural disasters such as earthquakes, landslides, flooding, tropical storms and tsunamis, and tornadoes. Our customer support operations as well as our third-party provider’s distribution facilities are based in regions of the Southern United States that have experienced flooding and tornadoes. Severe weather (including any potential effects of climate change), natural disasters and other calamities, such as pandemics (including COVID-19), earthquakes, tsunamis and hurricanes, fires and explosions, accidents, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, sabotage, geopolitical unrest, political instability, terrorism or acts of war, could severely disrupt our operations, or our third-party manufacturers’ and suppliers’ operations, and have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to “conflict minerals” reporting obligations.

We are required to diligence the origin of minerals used in the manufacture of our products that have been designated “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act and, beginning in May 2023, disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of the relevant minerals and metals used in our products.

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

We do not expect to become profitable in the near future, may never achieve profitability, and have incurred substantial net operating losses (“NOLs”) during our history. Unused NOLs will carry forward to offset a portion of future taxable income, if any, until such unused NOLs expire, if ever. Federal NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such federal NOLs is limited to 80 percent of taxable income for taxable years beginning after December 31, 2020. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (within the meaning of Section 382 of the Code) is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases by more than 50 percentage points over the lowest percentage of the corporation’s stock owned by such stockholders within a specified testing period.

We have experienced an ownership change within the meaning of Section 382 of the Code in the past, for which an estimate has been accounted for in our deferred tax disclosure. We may experience additional ownership changes in the future as a result of shifts in our stock ownership (some of which shifts may be outside our control). While we do not expect any limitation would impact our ability to use our tax attributes before they expire, we may be unable to use a material portion of our NOLs and other tax attributes even if we attain profitability.

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

•
Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge;
•
state law equivalents of each of the above federal laws, including state anti-kickback, self-referral and false claims laws that apply more broadly to healthcare items or services paid by all payors, including self-pay patients and private insurers, that govern our interactions with consumers or restrict payments that may be made to healthcare providers;
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

The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the FDA’s current good manufacturing practices (“cGMPs”) for devices, as reflected in the Quality System Regulation (“QSR”), establishment registration and device listing, reporting of adverse events, and truthful, non-misleading labelling, advertising, and promotional materials. Some Class I and Class II devices also require premarket clearance by the FDA through the premarket notification process set forth in Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”).

We have marketed in the past, and continue to market, certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In addition, in connection with the effective date of the OTC Final Rule, we plan to market our devices as OTC hearing aids following the April 14, 2023 compliance date, or sooner. In addition, we may seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule. In June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids as “self-fitting” devices. On December 22, 2022, we received FDA 510(k) clearance for Eargo 5 and 6 as Class II self-fitting air-conduction hearing aids. In January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting air-conduction hearing aid.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay our ability to introduce new products or modify our current products on a timely basis. For example, in November 2018, FDA officials announced forthcoming steps that the agency intends to take to modernize the 510(k) premarket notification pathway, and in September 2019, the FDA finalized guidance to describe an optional “safety and performance based” premarket review pathway for manufacturers of certain “well-understood device types,” which would allow manufacturers to demonstrate substantial equivalence by meeting objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. As another example, in the FDA’s OTC Final Rule, the FDA states that it is separately proposing to harmonize the QSR with an international consensus standard. If we are required to seek additional premarket review of our devices in the future or if the FDA proposes modifications to quality system requirements, these proposals and reforms could impose additional regulatory requirements on us and increase the costs of compliance.

We operate in a regulated industry and changes in the regulations or the implementation of existing regulations could affect our operations and prospects for future growth globally.

Our products and our business activities are subject to rigorous regulation in any jurisdiction in which we operate, now or in the future. In particular, these laws generally govern: (i) coverage and reimbursement by the national health services or by private health insurance services for the purchase of hearing aids; (ii) the supply of hearing aids to the public and, more specifically, the training and qualifications required to practice the profession of hearing aid fitting specialist; and (iii) the development, testing, manufacturing, labelling, premarket clearance or approval and marketing, advertising, promotion, export and import of our hearing aids. Accordingly, our business may be affected by changes in any such laws and regulations and, in particular, by changes to the conditions for coverage, the way in which reimbursement is calculated, the ability to obtain national health insurance coverage or the role of the ear, nose and throat specialists.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Legislative or regulatory healthcare reforms may make it more difficult and costly to produce, market and distribute our products or to do so profitably.

Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care and expand access to healthcare, among other purposes. For example, the implementation of the Affordable Care Act has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. Other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted, which included, among other things, reductions to Medicare payments to providers through the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012. In addition, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments which began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Future legislation and regulatory changes, including, for example, the new OTC regulatory framework, may result in, directly or indirectly, decreased coverage and reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged and impact market demand for medical devices. This could harm our ability to market and generate sales from our products.

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

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of December 31, 2022, we had 26 issued U.S. patents, 26 patents outside the United States, 9 pending U.S. patent applications and 12 pending foreign patent applications.

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

In addition, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the “CPRA”), which generally went into effect on January 1, 2023, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CCPA and CPRA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Similar laws have passed in Virginia, Connecticut, Colorado and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. We may need to invest substantial resources in putting in place policies and procedures to comply with these evolving state laws.

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

Risks relating to our common stock

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

In connection with the preparation of our financial statements at the time of our IPO and through the financial reporting period ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting and our entity level controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

With respect to the material weakness related to internal control over financial reporting, we have implemented, and are in the process of reviewing corrective actions taken to improve our internal control over financial reporting to remediate this material weakness, including (i) the hiring of additional qualified supervisory resources and finance department employees, and (ii) the engagement of additional technical accounting consulting resources.

With respect to the material weakness related to entity level controls related to a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations, we have expended, and intend to continue to expend, considerable time and effort to enhance our compliance and risk management processes with respect to our operations in the healthcare industry to remediate this material weakness, including the hiring of additional qualified personnel, and the engagement of additional specialized consulting resources.

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

We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management to furnish a report on the effectiveness of our internal control over financial reporting. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we fail to remediate identified material weaknesses or identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Because we re-qualified as a smaller reporting company and we have less than $100 million in annual revenue, we are a non-accelerated filer and are no longer required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our principal stockholder, an entity affiliated with Patient Square, owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2022, our principal stockholder, an entity affiliated with Patient Square, held approximately 76.3% of our outstanding voting stock. As a result of this ownership position, Patient Square may be able to determine all matters requiring stockholder approval. For example, Patient Square may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, certain exemptions from certain corporate governance requirements.

Patient Square controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the Nasdaq rules and may elect not to comply with certain corporate governance requirements of Nasdaq, including:

•
the requirement that a majority of our board of directors consist of independent directors;
•
the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•
the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

We intend to rely on some or all of the exemptions listed above for so long as we are eligible to do so. To the extent we utilize these exemptions, we will not have a majority of independent directors and our nominating and corporate governance and compensation committees will not consist entirely of independent directors. As a result, our board of directors and those committees may have more directors who do not meet Nasdaq’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. On a post-reverse stock split basis, we had a total of 20,726,965 shares of common stock outstanding as of December 31, 2022.

Patient Square, which holds approximately 76.3% of our common stock, and maintains rights with respect to the registration of their shares under the Securities Act. On December 16, 2022, the Company filed a registration statement on Form S-1 (File No. 333-268859) to register for resale up to 15,821,299 shares held by Patient Square (as amended, the “PSC Resale Registration Statement”), representing the entirety of Patient Square’s holdings in the Company’s common stock as of December 31, 2022. The PSC Resale Registration Statement became effective on February 13, 2023. Registration of these shares under the Securities Act has resulted in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of these securities by Patient Square could have a material adverse effect on the trading price of our common stock.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We currently have limited research coverage by financial analysts. Some of the analysts who previously covered the Company have discontinued coverage, and certain analysts have downgraded their evaluation of our stock. For example, certain of our analysts downgraded our common stock following our announcement of the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— DOJ investigation and settlement and claims audits”), which may have contributed to a significant decline in the price of our common stock. If any of the analysts who continue to cover or cover us in the future downgrade their evaluation of our common stock or publishes inaccurate or unfavorable research about our business, our common stock price may decline. If additional analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

In the past we have experienced, and we may continue to experience, seasonality in our business, with higher sales volumes in quarters when we commercially launch new products and in the fourth calendar quarter as a result of holiday promotional activity. However, since our public disclosure of the DOJ investigation and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, we have experienced and may continue to experience a material decline in gross systems shipped. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement and claims audits” for more information. As a result, seasonal factors did not have a material impact on our results of operations for the three months and year ended December 31, 2022. Negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings has and could continue to harm our reputation and brand and diminish consumer confidence in our products, which may further impact any seasonal trends in our business.

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

Our information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Russia’s invasion of Ukraine or another war of international dispute (such as, for example, any escalation in geopolitical turmoil between the People’s Republic of China and Taiwan) may cause a general increase in the number and severity of such malicious incidents. As a result of the COVID-19 pandemic, and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Disruptions in internet access, or in cloud-based hosting services from certain third parties, could adversely affect our business, financial condition and results of operations.

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

Additionally, we rely on third-party service providers to host our data and to provide services to key aspects of our operations, including production, logistics, delivery and customer services and databases as well as employee and payroll services. We do not control the operations, physical security, or data security of any of these third parties. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, such efforts may be insufficient or inadequate to prevent or remediate such risks. Our third-party providers, including our cloud computing providers, may be subject to intrusions, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, acts of terrorism, and other misconduct. They are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf.

In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade functionality, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. The occurrence of any of the above events could result in reputational damage, legal or regulatory proceedings, or other adverse consequences, which could materially adversely affect our business, financial condition and results of operations.

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

We also lease approximately 9,327 square feet of office space, which is primarily used for our customer support operations, in Nashville, Tennessee, pursuant to a lease that expires on March 31, 2023. We believe that our existing facilities are adequate to meet our business requirements for the near-term, and that additional space will be available on commercially reasonable terms, if required. We entered into a new lease agreement in January 2023 for approximately 17,572 square feet of office space at a new location in Nashville, Tennessee, for which the lease term will commence on the later of (i) April 1, 2023 or (ii) the date of substantial completion of certain tenant improvements in accordance with the terms of the lease (the “Commencement Date”). This lease will expire after a 76-month period following the Commencement Date.

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

Stockholders

As of March 20, 2023, there were 67 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities authorized for issuance under equity compensation plans

The following table provides information on our equity compensation plans as of December 31, 2022. Information is included for equity compensation plans approved by our stockholders.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)(2)(3)	485,378	(4)	$82.08	(4)	272,776	(5)
Equity compensation plans not approved by security holders	—		—		—
Total	485,378		$82.08		272,776

(1)
Consists of options and RSUs outstanding under our 2010 Equity Incentive Plan, 2020 Incentive Award Plan (the “2020 Plan”), and the 2020 Employee Stock Purchase Plan (the “ESPP”), and shares available for issuance under our 2020 Plan and the ESPP.
(2)
The 2020 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the 2020 Plan shall be increased on the first day of each year beginning in 2021 and ending in 2030 equal to the lesser of (A) five percent (5.0%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board.
(3)
The ESPP contains an “evergreen” provision, pursuant to which the maximum number of shares of our common stock authorized for sale under the ESPP shall be increased on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (A) one percent (1.0%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such number of shares of common stock as determined by our Board; provided, however, no more than 272,539 shares of our common stock may be issued thereunder.
(4)
Consists of 309,315 stock options and 176,063 RSUs. The weighted-average exercise price only applies to stock options.
(5)
Includes 66,378 shares available for future issuance under the ESPP.

Use of proceeds from public offering of common stock

On October 20, 2020, we completed our initial public offering (the “IPO”) and issued 451,481 shares of our common stock, which includes an additional 58,888 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, in each case, on a post-reverse stock split basis, at an initial offering price of $360.0 per share less underwriting discounts and commissions. We received net proceeds from the IPO of approximately $148.5 million, after deducting underwriting discounts and commissions of $11.4 million and offering costs of $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. J.P. Morgan Securities LLC and BofA Securities, Inc. acted as book-running managers for the IPO.

Shares of our common stock began trading on the Nasdaq Global Select Market on October 16, 2020. The offer and sale of the shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-249075), which was declared effective on October 15, 2020.

All the proceeds from our IPO have been applied in the manner described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

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

We believe our Eargo hearing aids are the first ever virtually invisible, rechargeable, completely in-the-canal, FDA-regulated devices indicated to compensate for mild to moderate hearing loss. Our rapid pace of innovation is enabled by our deep industry and technical expertise across mechanical engineering, product design, audio processing, clinical and hearing science, consumer electronics and embedded software design, and is supported by our strategic intellectual property portfolio.

We market and sell our hearing aids primarily in a direct-to-consumer format with a personalized, consumer-centric approach. Our commercial organization consists of a marketing team with deep experience in consumer-focused brand and performance marketing, a team of inside sales consultants, and a dedicated customer support team.

We believe that our differentiated hearing aids and consumer-oriented approach have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 109,000 Eargo hearing aid systems shipped, net of returns, as of December 31, 2022. To date, all our revenue has been generated from customers in the United States.

For the year ended December 31, 2022, we generated net revenue of $37.2 million, an increase of $5.1 million from the year ended December 31, 2021. Our gross systems shipped during the year ended December 31, 2022 were 24,247, compared to 45,136 during 2021. The decrease in shipment volume was largely driven by our decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022. During the year ended December 31, 2021, we recorded adjustments that materially reduced net revenue as discussed in detail below under “—DOJ investigation and settlement and claims audits.”

Our net losses were $157.5 million, $157.8 million and $39.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $514.3 million and $356.8 million, respectively. We expect to continue to incur losses for the foreseeable future. As of December 31, 2022, we had cash and cash equivalents of $101.2 million, which are available to fund operations. As of December 31, 2022, we had no debt outstanding.

DOJ investigation and settlement and claims audits

As previously disclosed, on September 21, 2021, we were informed that we were the target of a criminal investigation by the DOJ related to insurance claims we submitted for reimbursement on behalf of our customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (the “OPM”). The investigation also pertained to our role in claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Total payments the Company received from the government in relation to claims submitted under the FEHB program, as subject to the DOJ investigation, net of any product returns and associated refunds, were approximately $44.0 million. Also as previously disclosed, the third-party payor with whom historically we had the largest volume, which is one of the carriers contracted with the OPM under the FEHB program (“largest third-party payor”), conducted an audit of insurance claims for reimbursement (“claims”) submitted by us (the “Primary Audit”), which included a review of medical records. We were informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. In addition to the Primary Audit, we have been subject to a number of other claims audits by additional third-party payors (collectively with the Primary Audit, the “claims audits”). One of these claims audits did not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to us that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the previously disclosed DOJ investigation related to our role in claim submissions to various federal employee health plans under the FEHB program. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. The allegations did not pertain to the quality or performance of our product. The settlement agreement provided for our payment of approximately $34.4 million to the U.S. government and resolved allegations that we submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. As discussed further in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, based on the settlement agreement with the U.S. government, we recorded a settlement liability of $34.4 million in the consolidated balance sheets as of December 31, 2021. The settlement amount was recorded as a reduction of revenue in the third quarter of 2021. On May 2, 2022, we paid the settlement amount.

The settlement with the U.S. government may not resolve all of the claims audits initiated by various third-party payors, and additionally we remain subject to a prepayment review of claims by the payor who conducted the Primary Audit.

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

We determined that customer transactions using insurance benefits as a method of direct payment occurring between September 21, 2021 (when we learned of the DOJ investigation) and December 8, 2021 (when we temporarily stopped accepting insurance benefits as a method of direct payment) did not meet the criteria for revenue recognition and, as a result, we did not recognize revenue for shipments within that timeframe to customers with potential insurance benefits, substantially all of whom were covered under the FEHB program.

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

We also estimated that, in addition to the customers who chose to return their hearing aid systems, a significant number of customers whose claims were denied by payors or not submitted by us for payment would not pay for or return the hearing aid system, resulting in bad debt expense that was recorded during the year ended December 31, 2021.

During the year ended December 31, 2022, we made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid claims. We accounted for this decision as a pricing concession (the “Pricing Concession”) and, during the year ended December 31, 2022 recorded a $16.1 million reduction to our insurance-related accounts receivable balance along with related reduction to net revenue of $11.6 million and an allowance for credit losses balance of $4.5 million for such unsubmitted and unpaid claims. Further, we simultaneously recorded a decrease in our insurance-related sales return reserve of $11.3 million, with a corresponding increase of $11.3 million to net revenue for the year ended December 31, 2022 related to unsubmitted and unpaid claims. These changes resulted in a decrease in net revenue of $0.3 million for the year ended December 31, 2022.

On January 5, 2022, the U.S. District Court for the Northern District of California consolidated three purported securities class actions brought against the Company (as consolidated, the “Securities Class Action”). On May 20, 2022, the lead plaintiffs in the Securities Class Action filed a consolidated amended complaint, which generally alleges that certain of the Company’s disclosures about its business, operations and prospects, including reimbursement from third-party payors, violated federal securities laws. Defendants filed a motion to dismiss the consolidated amended complaint on July 29, 2022. The Court granted the defendants’ motion to dismiss on February 14, 2023, and the plaintiffs have until March 16, 2023, to file a second amended complaint.

On August 4, 2022, the U.S. District Court for the Northern District of California consolidated two verified shareholder derivative complaints brought against certain of our executive officers and current and former members of our board of directors (as consolidated, the “Derivative Action”). The court stayed the consolidated Derivative Action until the resolution of the motion to dismiss the Securities Class Action. See Note 6 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

As a result of the uncertainty created by the DOJ investigation and the claims audits, we took certain actions including, but not limited to:

•
We temporarily restricted our employees from selling Company common stock, ceased granting stock option awards and restricted stock unit (“RSUs”) that settle solely in Company common stock, suspended our 2020 Employee Stock Purchase Plan (“ESPP”) and temporarily paused the settlement of outstanding RSUs, in each case effective as of November 9, 2021 (collectively, the “employee equity actions”). RSUs that vested on November 15, 2021 were settled for $0.1 million in cash during the first quarter of 2022. All RSUs that vested during the year ended December 31, 2022 were settled in shares during the reporting period. All outstanding equity awards continued and continue to vest in accordance with their existing vesting schedules.
•
Our Board of Directors temporarily suspended the non-employee director compensation program with respect to the option awards that would otherwise have been awarded to non-employee directors automatically on the date of our annual meeting of stockholders held on November 9, 2021. In August 2022, our non-employee directors were granted options having an aggregate grant date fair value of $26.80 per share that vested in substantially equal monthly installments between November 9, 2021 and the date of the 2022 annual meeting of stockholders, and vested options remain outstanding and exercisable until the later of December 31, 2024 or 3 months following a termination of service.
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

Patient Square Capital Investment

On June 24, 2022, after reviewing all available alternatives to secure the funding needed to support our ongoing operations and pursuit of our business strategies, and a potential sale of the Company, we entered into an agreement (the “Note Purchase Agreement”) with PSC Echo, LP (the “PSC Stockholder”), an affiliate of Patient Square Capital (“Patient Square”), and Drivetrain Agency Services, LLC, as administrative agent and collateral agent. Pursuant to the Note Purchase Agreement, we issued approximately $105.5 million in two tranches of senior secured convertible notes (the “Notes”) and agreed to conduct a rights offering for an aggregate of 18.75 million shares of common stock to stockholders as of a record date determined by our Board, at an offering price of $10.0 per share of common stock (the “Rights Offering”). Pursuant to the Rights Offering, which closed on November 23, 2022, we sold an aggregate of approximately 2.9 million shares to our existing stockholders, from which we received net proceeds of $27.6 million, and, in accordance with the terms of the Note Purchase Agreement, the Notes converted into 15,821,299 shares of our common stock (the “Conversion Shares”), in each case, on a post-reverse stock split basis, representing approximately 76.3% of our outstanding common stock as of the date of conversion.

In connection with the Note Purchase Agreement, we had also entered into an Investors’ Rights Agreement with the PSC Stockholder, pursuant to which, among other things, the PSC Stockholder has the right to nominate a number of directors to our Board that is proportionate to the PSC Stockholder’s ownership of the Company, rounded up to the nearest whole number (and which shall in no event be less than one). As a result, following the closing of the Rights Offering and the conversion of the Notes, the PSC Stockholder has the right to nominate six directors to our Board. The PSC Stockholder exercised its right to nominate three directors to the Board, Trit Garg, M.D., Karr Narula and Justin Sabet-Peyman, in December 2022.

As of March 20, 2023, the PSC Stockholder held 15,821,299 shares, representing approximately 76.3% of our outstanding common stock. As a result of Patient Square’s ownership position, we are considered a “controlled company” within the meaning of the marketplace rules (the “Listing Rules”) of the Nasdaq Stock Market (“Nasdaq”) and Patient Square may be able to determine all matters requiring stockholder approval.

Reverse Stock Split

On October 12, 2022, at our 2022 annual meeting of stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock, at a ratio in the range of 1-for-5 to 1-for-50, with such ratio to be determined by the Board. On January 11, 2023, we announced that the Board had approved a 1-for-20 reverse stock split (the “Reverse Stock Split”), and on January 17, 2023, the Reverse Stock Split was effected. Our common stock began trading on a split-adjusted basis on January 18, 2023. All share and per share information presented in this Annual Report on Form 10-K has been retrospectively adjusted to reflect the Reverse Stock Split.

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

Our direct-to-consumer and omni-channel business model

We sell our hearing aids primarily on a direct-to-consumer basis, engaging consumers through a mix of digital and traditional marketing as well as select commercial partnership, omni-channel (including retail) and other opportunities that are designed to appeal to prospective customers on a personal level and build our brand.

Via our direct-to-consumer model, customers are able to complete purchases over the phone with an Eargo sales consultant or directly on our website. The Eargo purchasing experience is designed to be simple and to improve the accessibility of hearing aids.

Following the United States Food and Drug Administration (“FDA”) final rule regarding the creation of a new category of over-the-counter (“OTC”) hearing aids (the “OTC Final Rule”), we have focused efforts on transitioning to the new OTC framework and exploring select additional commercial partnerships, omni-channel (including retail) and other opportunities. For example, we have a commercial arrangement with Victra, one of America’s largest wireless retailers, to facilitate access to our hearing screeners and demonstrate our devices at approximately 1,500 Victra store locations across the country; customers are also able to purchase or order Eargo hearing aids at such store locations. We believe that the OTC Final Rule may facilitate the opportunity to execute additional commercial partnerships, expanding our customers’ ability to learn about our hearing aids, obtain general information about their hearing through our current hearing screeners, and experience our devices in person prior to purchasing or ordering directly at retail locations.

Moreover, following the effective date of the OTC Final Rule, we have partnered with certain resellers and other distributors, including benefits managers, to offer Eargo hearing aids for sale through their online storefronts or portals. Under these partnerships, we sell Eargo hearing aids to resellers at wholesale prices, who in turn offer our products to end-customers through their respective online storefronts or portals. Generally, we fulfill and ship orders placed through these online storefronts or portals directly to end-customers, and we generally do not submit insurance claims on behalf of customers who purchase from one of these authorized resellers, including Victra. We believe these partnerships will help expand consumer access to our hearing aids and allow us to target high-intent customers more efficiently. We continue to look for additional partners to help expand our customer base.

Once a customer purchases Eargo hearing aids, whether directly through us or through one of our partners, distributors, or authorized resellers, they are assigned to one of our hearing professionals, who provides complimentary, convenient support by phone, chat or e-mail. Our hearing professionals and customer care team are also available to provide unlimited support for as long as the customer owns an Eargo device. Additionally, we provide short, online training videos and other resources that customers can access online. The combination of these services allows us to deliver remote customer support in an efficient and streamlined manner.

We believe our business model and consumer-centric focus offer certain advantages relative to traditional sales channels (which are characterized by a business-to-business model in which hearing aid manufacturers rely on a fragmented network of independent audiology clinics to sell their devices to consumers), including in particular the convenience and accessibility of our remote customer support as well as our consumer-centric focus. We offer free online education, convenient consultation and remote customer support, the ability to easily purchase the Eargo system, and fast delivery.

Changes to the regulatory landscape

Hearing aids are considered medical devices subject to regulation by the FDA. On August 17, 2022, the FDA published the OTC Final Rule, which established new regulatory categories for OTC and prescription hearing aids. The OTC Final Rule implements relevant provisions of the FDA Reauthorization Act of 2017 (“FDARA”), which set forth requirements for the FDA to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. Following publication of a proposed rule in October 2021, the FDA issued its OTC Final Rule with requirements for labelling, conditions of sale, performance standards, design requirements and other provisions under which manufacturers may elect to market hearing aids as either OTC or prescription devices, or both. In addition, under FDARA, the OTC hearing aid controls promulgated in the OTC Final Rule preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The OTC Final Rule became effective on October 17, 2022, although certain previously marketed devices have until April 14, 2023 to come into compliance with the OTC Final Rule.

We have marketed in the past, and continue to market, certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and Eargo 6 hearing aids under the “self-fitting” regulation at 21 CFR 874.3323. In December 2022, we received FDA 510(k) clearance for Eargo 5 and Eargo 6 as Class II self-fitting air-conduction hearing aids. Additionally, in January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting device. We plan to market our devices as OTC hearing aids and intend to comply with all applicable OTC regulatory requirements as of the compliance date for currently marketed devices on April 14, 2023, or sooner. We may also seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule.

In connection with the OTC Final Rule, we have expended, and will continue to expend, significant time and resources evaluating the OTC Final Rule and ensuring that our devices and processes comply with the new requirements in order to market our products in line with our primary direct-to-consumer business and omni-channel models. It is possible that the OTC Final Rule may lead to additional commercial partnership, omni-channel, including retail, or other opportunities, although there are no assurances that it will do so. The OTC Final Rule and the responses thereto by leading insurance providers could also materially impact our efforts to resume submitting claims for customers with potential insurance benefits or have other unforeseen impacts on our business and results of operations.

Please see the Risk Factors titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer business model and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products” and “Our hearing aids are subject to extensive government regulation at the federal and state level, and our failure to comply with applicable requirements could harm our business” for more information.

Insurance-related business

A significant portion of our revenue has historically been dependent on payments from third-party payors; for example, in the year ended December 31, 2021, 44% of total gross systems shipped were to customers with potential insurance coverage. Historically, we submitted claims on behalf of our customers to a concentrated number of third-party payors under certain benefit plans, and substantially all such claims related to the FEHB program. See “—DOJ investigation and settlement and claims audits” for a discussion of the DOJ investigation and settlement as well as claims audits prior to the resumption of our insurance claims submissions practices in September 2022.

Between December 8, 2021 and September 15, 2022, we did not accept insurance benefits as a direct method of payment to the Company, a practice we refer to as “direct plan access.” In “direct plan access,” we submit an insurance claim on behalf of an Eargo customer to their insurance plan, or support an Eargo customer in their own claim submission, and the customer’s insurance benefits are utilized for the purchase, in whole or in part. Common forms of utilization can include, but are not limited to, co-pay, payment by a third-party payor to either Eargo or the customer, reimbursement by a third-party payor to the customer, or application toward a customer’s deductible.

Because we do not currently have contracts with any FEHB carriers, third-party payors, or other insurance providers, our products are considered out-of-network with such payors and insurance providers. We do not believe that the reimbursement amounts, patient co-payment amounts, or the claims submission process, including medical necessity and other documentation requirements, depend on whether we are in-network or out-of-network with that FEHB carrier or other FEHB plans. To illustrate, the hearing aid benefit in an FEHB plan is a set amount that covers the hearing aid itself and related fees and supplies, regardless of the plan option and regardless of whether the hearing aid is provided by a preferred, participating, or non-participating provider (i.e., regardless of whether it is in-network or out-of-network), which is not always the case for other benefit categories. However, depending on the FEHB carrier or third-party payor, payment may be made directly to the patient rather than to us if Eargo is out-of-network.

Beginning on September 15, 2022, we resumed our direct plan access insurance-based business, accepting insurance benefits as a method of direct payment in certain limited circumstances, when the customer has undergone additional testing by an independent, licensed healthcare provider to establish medical necessity, with supporting clinical documentation. We are evaluating additional alternatives for testing or establishing medical necessity, including, but not limited to, contracting with third parties or existing networks of licensed healthcare providers, and/or establishing a management services organization, separate from our existing corporate structure, that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of additional internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the efficacy of the processes that we have established or the extent to which such processes will need to be changed, or additional processes established, or the associated timing or costs, whether we will be successful in implementing any of them, or the impact that such processes and changes may have on our business and operations. If we are unable to successfully implement at least one of these alternatives for testing, or to otherwise establish additional acceptable processes to support claims that we may submit for reimbursement, we expect that we may not be able to submit future claims in sufficient volume to meaningfully restore or expand the amount of our insurance-based business related to direct plan access. In addition, it is possible that such testing would be required to be conducted in-person, representing a significant change from our past processes and customer experience that may adversely impact the attractiveness of our offerings to customers, and we may not be able to efficiently or effectively integrate such tests into our operating model. Further, the OTC Final

Rule may lead payors to take additional actions, such as excluding OTC hearing aids from coverage, further limiting our ability to access insurance coverage, or there may be a delay in accessing insurance coverage as payors seek to address the OTC Final Rule in their offered benefits, if at all, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

We are also seeking to establish relationships with benefits managers or managed care providers. Employer self-funded plans or other health plans may at times offer supplemental benefits, which may include hearing aid benefits or general “over-the-counter” benefits; they may in those cases contract with benefits managers or managed care providers in the administration of such supplemental benefits. In this role, among other things, benefits managers are responsible for selecting benefits vendors, i.e., vendors whose products or services are eligible to be covered by the supplemental benefit. The vendors themselves, or Eargo in this role, are not responsible for claims submissions but instead fulfill the product order from the customer through the benefits manager.

We cannot provide any assurances that we will be able to maintain or increase our participation in arrangements with third-party payors, insurance carriers, benefits managers, or managed care providers or that we will be adequately reimbursed or otherwise paid by such parties for the products we sell, which may have a material adverse effect on our financial condition, results of operations or cash flows.

In light of the DOJ investigation, claims audits and the OTC Final Rule, we have made and may continue to need to make significant changes to our business and operating model, including a potential long-term shift to a model without a meaningful insurance-related business, which would likely result in a sustained increased cost of customer acquisition and require identification of commercial partnership, omni-channel, including retail, or other opportunities, to drive cost efficient acquisition of customers.

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

Efficient acquisition of new customers

We have spent significant amounts on sales and marketing designed to build a strong brand, achieve broad awareness of our Eargo system, acquire new customers and convert sales leads. Since our public disclosure of the DOJ investigation on September 22, 2021 and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, we have experienced and may continue to experience a material decline in sales and gross systems shipped.

From December 8, 2021 until September 15, 2022, as a result of the DOJ investigation and claims audits (as further described in “—DOJ investigation and settlement and claims audits”), we did not accept insurance as a direct method of payment to the Company (referred to as “direct plan access”). Instead, all sales within such timeframe were to customers we refer to as “cash-pay” or “self-pay” customers, which includes upfront payment, credit card, third-party financing, and third-party distributor, authorized reseller or partner payments. We have refocused our sales and marketing efforts and related spend to prioritize conversion of cash-pay consumer leads into satisfied customers. While we intend to continue to work with third-party payors with the objective of validating and establishing additional processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at additional acceptable processes or submit future claims in sufficient volume to meaningfully restore or expand our insurance-based business. The shift to a primarily “cash-pay” model, with minimal volume from our customers using insurance benefits as a direct method of payment to Eargo, will likely result in a sustained increased cost of customer acquisition and require significant sales and marketing investments, based on the historically lower conversion rate for cash-pay customers as compared to direct plan access insurance customers. We anticipate that our expansion into retail locations may allow for a more streamlined sales process; however, it may not ultimately reduce our cost of customer acquisition due to new sales and marketing initiatives related to such expansion. We are currently unable to predict whether our expansion into retail locations will affect the return rate for our cash-pay customers, and the impact any such change may have on our cost of customer acquisition. Further, the low volume of direct plan access insurance customers using insurance as a direct payment method may also necessitate identifying commercial partnerships, omni-channel, including retail, or other opportunities, as well as the potential implementation of cost-savings measures, in order to drive cost-efficient cash-pay customer acquisition and offset the significantly higher return rates as well as the related negative impact on revenue and gross margin historically applicable to cash-pay customers.

Sales returns rate

Our return policy generally allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states, and can be extended under certain circumstances, including, for example, the previously extended right of return offered for shipments made prior to 2022 involving insurance payors. Historically, the most commonly cited reason for returning our hearing aids is unsatisfactory fit, which we believe is a by-product of our direct-to-consumer model and online distribution that results in nearly all of our customers ordering our product without trying it first. In addition to unsatisfactory fit, the next most cited reason for returns is that our hearing aids do not provide sufficient audio amplification.

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our returns rate impacts our reported net revenue and gross profit or loss. Sales returns rates, as defined under “—Key business metrics,” were 34% and 32% for the years ended December 31, 2022 and 2021, respectively.

New product introductions

Our technical capabilities and commitment to innovation have allowed us to deliver product enhancements on a rapid development timeline and support a compelling new product roadmap that we believe will continue to differentiate our competitive position over the next several years. With the full commercial launch of the Eargo 7 in February 2023, we have now launched seven generations of our hearing aids since 2017, with each iteration having increased functionality and improved sound quality, amplification, noise reduction, physical fit, comfort, water resistance and ease-of-use, as well as reduced costs of goods and better connectivity. We are focused on continuing to launch new versions of the Eargo hearing aid devices that further improve these attributes. We believe that the continued introduction of new products is critical to maintaining existing customers, attracting new customers, achieving market acceptance of our products and maintaining or increasing our competitive position in the market.

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

Recruitment and retention of personnel

Our success depends in part upon our continued ability to recruit, retain and motivate high-quality employees, including management, administrative, our clinical and scientific personnel and our direct sales force (among others), and competition for qualified personnel can be intense due to the limited number of individuals possessing the requisite training, skill and experience we require. As a result of uncertainty created by the DOJ investigation and the claims audits, we temporarily suspended our practice of granting equity awards, suspended our employee stock purchase plan and deferred the settlement of outstanding restricted stock units, in each case effective as of November 9, 2021. We resumed granting RSUs on March 18, 2022 and resumed granting stock option awards on August 23, 2022. However, as of February 1, 2023, we have again suspended our practice of granting RSUs.

In addition, on December 7, 2021, we announced a plan to reduce our employee workforce to streamline our organization in response to declines in customer orders since we announced the DOJ investigation. We substantially completed the employee workforce reduction during the fourth quarter of 2021, resulting in a reduction of approximately 27% of our employee workforce, or approximately 90 people. On May 24, 2022, we announced a plan to further reduce our employee workforce as part of continued cost-cutting measures to reduce operating expenses and preserve capital. We substantially completed the employee workforce reduction during the second quarter of 2022, resulting in a reduction of approximately 17% of our employee workforce, or 44 people.

Future suspension of equity awards, including of our practice of granting RSUs, and reductions in workforce, in addition to any negative perceptions of employment with us as a result of the DOJ investigation, the settlement with the U.S. government, and the claims audits, could continue to adversely affect employee morale and have a material adverse impact on our ability to recruit, retain and motivate the high-quality employees critical to our operations, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Macroeconomic environment

Our business, results of operation and financial condition are dependent on macroeconomic conditions. We face domestic as well as global macroeconomic challenges, particularly in light of the effects of the COVID-19 pandemic, inflationary trends, uncertainty or volatility in the market (including recent and potential disruption in the banking system and financial markets) and geopolitical events (such as the conflict in Ukraine and tensions across the Taiwan Strait).

We believe the COVID-19 pandemic accelerated the pace of consumer awareness of our vertically integrated remote customer support model and facilitated customer adoption of the same. Shelter-in-place restrictions and increased reluctance of consumers to conduct in-person activities, particularly among older individuals that comprise a majority of the population needing hearing aids, resulted in increased knowledge of our business and sales and a potential acceleration of consumer acceptance of our primarily direct-to-consumer business model. However, we cannot be sure whether this trend in consumer behavior will persist or if consumers will instead return to pre-pandemic patterns. In addition, the benefits of such trends in consumer behavior, to the extent they persist, may be outweighed by other macroeconomic factors, including, but not limited to, inflationary pressures, financial market volatility, and slower growth or recession, which can adversely impact consumer confidence and result in lower discretionary consumer spending. If these macroeconomic pressures continue or increase, we may experience an adverse impact on demand for our products. Additionally, our business is also subject to disruptions in the banking system and financial markets and other uncertainties or volatility in the markets. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”). Although the FDIC ultimately announced that it would pay all deposits, including deposits that exceeded FDIC-insured amounts, we and other SVB customers initially were not able to access our accounts and faced significant uncertainty about whether and when we would be able to fully access amounts held through SVB, which would have had several follow-on consequences with respect to our ability to meet our near-term payment obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. In addition, even if we lack exposure to the uncertainty or volatility of one or more financial institutions, the impact of financial institution volatility on our partners, customers or suppliers may also impact our business and financial condition.

We rely on a number of international suppliers and manufacturers, including our primary manufacturer, Pegatron Corporation, who is headquartered in Taiwan, which exposes us to foreign operational and political risks such as changes in trade policies and export regulations between the United States and other countries or geopolitical conflict. Additionally, although we believe the COVID-19 pandemic has largely resulted in favorable consumer trends for our business, travel restrictions, factory closures and disruptions in global supply chains have resulted in industry-wide component supply shortages (such as in semiconductors), and we may not be able to obtain adequate inventory on a timely basis or at all. To date, increases in component pricing have occurred but have not had a material impact on supply continuity or gross margin. We have taken steps to monitor our supply chain and actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases. While we have not experienced any significant disruptions to our supply chain that have impacted our ability to service customers or our access to necessary raw materials and component parts for the manufacture of our products to date, disruptions have occurred across a number of industries and we cannot provide any assurance that future disruptions will not emerge as a result of the ongoing supply chain issues, inflation, the COVID-19 pandemic, geopolitical events or other extrinsic factors. Future disruptions in our supply chain, including the sourcing of certain components and raw materials, such as semiconductor and memory chips, as well as increased logistics costs, could impact our revenue and gross margins.

For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section titled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.

Key business metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the following key business metrics, each of which is an important measure that represents the state of our business:

•
Gross systems shipped. We define our gross systems shipped as the number of hearing aid systems shipped during the period. Since our public disclosure of the DOJ investigation on September 22, 2021 and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, we have experienced and may continue to experience a material decline in gross systems shipped. Beginning on September 15, 2022, we resumed accepting insurance benefits as a method of direct payment in certain limited circumstances and for which revenue is and has been recognized. Continued negative publicity, including in relation to the DOJ investigation and settlement, the claims audits, and other legal proceedings could further harm our reputation and lead to a further decline in gross systems shipped. See “—DOJ investigation and settlement and claims audits” and “—Factors affecting our business.”
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

The following table details the number of gross systems shipped and sales returns rates for the periods presented below:

	Three months ended
	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
Gross systems shipped	11,704	12,548	13,117	7,767	5,773	4,455	5,156	8,863
Sales returns rate	23.2%	24.1%	46.4%	34.0%	33.9%	33.3%	32.3%	34.9%

During the twelve months ended December 31, 2022 and 2021, Eargo shipped 24,247 and 45,136 gross hearing aid systems, respectively, of which less than 1% and 44%, respectively, were to customers with potential insurance coverage. We made the decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022. Beginning September 2022, we resumed accepting insurance benefits as a method of direct payment in certain limited circumstances and for which revenue is and has been recognized. Additionally, during the fourth quarter of 2022, we shipped Eargo hearing devices to Victra, our retail partner, for in-person customer sales at its approximately 1,500 store locations across the United States, for which we recognize revenue upon shipment to our retail partner.

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

Due to the historically higher return rate for cash-pay customers as compared to insurance customers, we expect that revenue, gross profit and gross margin may remain depressed as compared to prior periods for so long as there is minimal volume from our customers using insurance benefits as a direct method of payment to Eargo; however, we are currently unable to predict whether the expansion of our omni-channel strategy (including retail and other partners) will affect our return rate for cash-pay customers, and the impact any such change may have on our revenue, gross profit and gross margin.

Components of our results of operations

See the discussion under “—DOJ investigation and settlement and claims audits,” which describes a variety of circumstances currently affecting our business and results of operations, and which require that we continually evaluate and adapt our business model and expenditures as new information becomes available.

Revenue, net

We generate revenue primarily from the sale of Eargo hearing aid systems. We market a variety of models of hearing aids, each at different price points, and we periodically offer discounts and promotions, including holiday promotions. For product sales, control is transferred upon shipment to the customer. We report revenue net of expected returns, which is an estimate informed in part by historical return rates.

Since learning of the DOJ investigation, we temporarily suspended all insurance claims submissions and, from December 8, 2021 until September 15, 2022, did not accept insurance as a direct method of payment. Instead, we focused our efforts on cash-pay customers, which includes upfront payment, credit card payments, third-party financed payments and distributor payments. Historically, cash-pay customers have had significantly higher return rates than customers with potential insurance benefits, and therefore the potential long-term shift to primarily cash-pay sales may adversely impact revenue, net. Beginning on September 15, 2022, we resumed accepting insurance benefits as a method of direct payment in certain limited circumstances.

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

Research and development expenses

Research and development (“R&D”) expenses, consist primarily of engineering and product development costs to develop and support our products, regulatory expenses, non-recurring engineering and other costs associated with products and technologies that are in development, as well as related overhead costs. These expenses include personnel-related costs, including salaries and stock-based compensation, supplies, consulting fees, prototyping, testing, materials, travel expenses, depreciation and allocated facility overhead costs. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions and related overhead costs.

Sales and marketing expenses

Our sales and marketing expenses have generally been the largest component of our operating expenses and consist primarily of personnel-related costs, including salaries and stock-based compensation, direct and channel marketing, advertising and promotional expenses, consulting fees, public relations costs and allocated facility overhead costs. Sales and marketing personnel include our direct sales force consisting of inside sales consultants, hearing professionals, marketing professionals and related support personnel. We expect our sales and marketing expenses to fluctuate over time as a percentage of revenue. In response to the factors discussed in “—DOJ investigation and settlement and claims audits,” we have reduced sales and marketing resources that were previously focused on insurance customers to prioritize the conversion of cash-pay consumers into satisfied customers, including the 2021 and 2022 reductions in force.

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

Change in fair value of convertible notes

We elected on issuance to account for the Notes at fair value until their settlement. The change in fair value of the convertible notes is recognized in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, which are recorded as a component of other comprehensive income, if present.

Loss on extinguishment of debt

The loss on extinguishment of debt arose from the early repayment of long-term debt under our 2018 Loan Agreement in June 2022.

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

Results of operations

Comparison of the years ended December 31, 2022 and 2021

We made the decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022 as a result of the DOJ investigation and claims audits (as further described in “—DOJ investigation and settlement and claims audits”). Beginning in late 2021, as a result of the impact of the DOJ investigation on the Company's business and financial condition, we shifted our strategy to limit our costs, conducted a reduction in force and took other precautionary measures to preserve capital and liquidity. As a result, the following comparison of the 2022 and 2021 fiscal years reflect a trend of decreasing expenditures due to the implementation of capital and liquidity preservation measures.

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$37,248	$32,122	$5,126	16.0%
Cost of revenue	22,988	27,956	(4,968)	(17.8)
Gross profit (loss)	14,260	4,166	10,094	242.3
Operating expenses:
Research and development	18,813	25,232	(6,419)	(25.4)
Sales and marketing	52,947	85,759	(32,812)	(38.3)
General and administrative	54,259	49,882	4,377	8.8
Total operating expenses	126,019	160,873	(34,854)	(21.7)
Loss from operations	(111,759)	(156,707)	44,948	(28.7)
Other income (expense), net:
Interest income	1,196	21	1,175	*
Interest expense	(549)	(1,068)	519	(48.6)
Change in fair value of convertible notes	(45,503)	—	(45,503)	*
Loss on extinguishment of debt	(772)	—	(772)	*
Total other income (expense), net	(45,628)	(1,047)	(44,581)	*
Loss before income taxes	(157,387)	(157,754)	367	(0.2)
Income tax provision	100	—	100	*
Net loss and comprehensive loss	$(157,487)	$(157,754)	$267	(0.2)%
* Not Meaningful

Revenue, net

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue, net	$37,248	$32,122	$5,126	16.0%

Gross systems shipped during 2022 were 24,247, compared to 45,136 in 2021, of which less than 1% and 44%, respectively, were to customers with potential insurance coverage. The decrease in shipment volume was largely driven by our decision to temporarily stop accepting insurance benefits as a method of direct payment in the fourth quarter of 2021. Beginning September 2022, we resumed accepting insurance benefits as a method of direct payment in certain limited circumstances and for which revenue is and has been recognized. Additionally, during the fourth quarter of 2022, we shipped Eargo hearing devices to Victra, our retail partner, for in-person customer sales at its approximately 1,500 store locations across the United States, for which we recognize revenue upon shipment to our retail partner.

Revenue, which is reported net of consideration payable to customers and expected returns, increased by $5.1 million, or 16.0%, from $32.1 million during the year ended December 31, 2021 to $37.2 million during the year ended December 31, 2022.

In September 2022, we made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid claims, or the Pricing Concession. This decision resulted in a reduction in net revenue of $0.3 million for the year ended December 31, 2022 after the remeasurement of the corresponding sales return reserve and the utilization of the related allowance for expected credit losses.

During the year ended December 31, 2021, the $34.4 million settlement amount associated with the DOJ investigation was recorded as a reduction in revenue. Additionally, we previously estimated that a majority of customers with unsubmitted claims as of December 31, 2021 would choose to return the hearing aid system if their insurance provider denied their claim or the claim was ultimately not submitted by us for payment, resulting in an increase in expected product returns from such transactions that occurred prior to September 21, 2021. As a result, we recorded $13.3 million of estimated sales returns as a reduction in revenue in the third quarter of 2021 related to shipments to customers with potential insurance benefits. Further, we did not recognize revenue and related sales returns reserve on approximately 2,230 Eargo hearing aid systems shipped during the year ended December 31, 2021 and subsequent to learning of the DOJ investigation, as these transactions did not meet the criteria for revenue recognition.

Cost of revenue, gross profit, and gross margin

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Cost of revenue	$22,988	$27,956	$(4,968)	(17.8)%
Gross profit	14,260	4,166	10,094	242.3%
Gross margin	38.3%	13.0%

Cost of revenue decreased by $5.0 million, or 17.8%, from $28.0 million during 2021 to $23.0 million during 2022. The change was primarily due to the decrease in the volume of Eargo hearing aid systems shipped, partially offset by charges related to certain slow moving inventory items.

Gross margin increased to 38.3% during 2022, compared to 13.0% during 2021. The increase in gross margins is primarily due to revenue-related adjustments made in 2021, including the $34.4 million settlement amount associated with the DOJ investigation, the expected increase in product returns from customers with unsubmitted claims, as well as the approximately 2,230 Eargo hearing aid systems shipped during the year ended December 31, 2021, for which no revenue was recognized as the transactions did not meet criteria for revenue recognition.

Estimated sales returns are recorded as a reduction in revenue. The $18.2 million of estimated sales returns recorded during 2022 significantly decreased from the $37.7 million of estimated sales returns recorded during 2021. The reduction is attributable primarily to $13.3 million recorded during the year ended December 31, 2021 for estimated sales returns related to the expected increase in product returns from shipments to customers with potential insurance benefits and the reduction in the number of our gross systems shipped during the year ended December 31, 2022.

Research and development (R&D)

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Research and development	$18,813	$25,232	$(6,419)	(25.4)%

R&D expenses decreased by $6.4 million, or 25.4%, from $25.2 million during 2021 to $18.8 million during 2022. The change was primarily due to the impact of decreased headcount, a net decrease of $5.5 million in personnel and personnel-related costs due in part to a decrease in stock-based compensation, primarily related to the suspension of our ESPP in November 2021 and a reduction in cumulative compensation costs of $1.8 million recognized during the year ended December 31, 2022 related to the non-achievement of certain performance targets for restricted stock units. Additionally, during the year ended December 31, 2022, there was a net decrease of $1.1 million in third-party costs subsequent to the commercial launches of Eargo 5 in July 2021 and Eargo 6 in January 2022.

Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Sales and marketing	$52,947	$85,759	$(32,812)	(38.3)%

Sales and marketing expenses decreased by $32.8 million, or 38.3%, from $85.8 million during 2021 to $52.9 million during 2022. The change was primarily due to decreases in direct marketing, advertising and promotional expenses of $19.5 million due to a reduction in media spend following our decision to temporarily stop accepting insurance benefits as a method of direct payment on December 8, 2021, and decreases in personnel and personnel-related costs of $13.3 million due to decreased headcount and suspension of our ESPP in November 2021.

General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
General and administrative	$54,259	$49,882	$4,377	8.8%

General and administrative expenses increased by $4.4 million, or 8.8%, from $49.9 million during 2021 to $54.3 million during 2022. This change was primarily due to an increase of $6.6 million in general corporate costs primarily related to legal, accounting, consulting and other professional fees driven by activities related to the DOJ investigation and compliance matters and increase in insurance overhead costs as a result of operating as a public company, and $5.7 million in third-party costs related to the issuance of the Notes. The increase was partially offset by a net decrease in bad debt expense during the year ended December 31, 2022. During the year ended December 31, 2021 our bad debt expense was higher by $8.9 million, based on our estimate that a significant number of customers whose claims are denied by insurance providers or not submitted by us for payment may not pay for or return the hearing aid system.

Interest income

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Interest income	$1,196	$21	$1,175	*

Interest income increased by $1.2 million, from $0.1 million during 2021 to $1.2 million during 2022. The increase in interest income was primarily attributable to the increased interest rates on cash balances during 2022.

Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Interest expense	$(549)	$(1,068)	$519	(48.6)%

Interest expense decreased by $0.5 million, or 48.6%, from $1.1 million during 2021 to $0.6 million during 2022. The decrease in interest expense was primarily attributable to the repayment of long-term debt under our 2018 Loan Agreement in June 2022 and our accounting policy election to account for the Notes at fair value and include interest expense related to the Notes in the changes in fair value.

Change in fair value of convertible notes

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Change in fair value of convertible notes	$(45,503)	$—	$(45,503)	*

The change in fair value of convertible notes payable of $45.5 million for the year ended December 31, 2022 represents the difference between the fair value of the Notes at issuance and the fair value of the Conversion Shares on the dates of settlement. Prior to the closing of the Rights Offering, the fair value of the Notes was estimated as a combination of our equity, an option on our equity valued using the Black-Scholes option pricing model, and a short position in a bond valued under the discounted cash flow model. The conversion date fair value of the Notes was estimated based on the closing price of the Company’s common stock adjusted for the impact of certain legal restrictions on the Conversion Shares.

Loss on extinguishment of debt

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Loss on extinguishment of debt	$(772)	$—	$(772)	*

Loss on extinguishment of debt of $0.8 million for the year ended December 31, 2022 arose from the early repayment of long-term debt under our 2018 Loan Agreement in June 2022.

Comparison of the years ended December 31, 2021 and 2020

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$32,122	$69,154	$(37,032)	(53.6)%
Cost of revenue	27,956	21,873	6,083	27.8
Gross profit	4,166	47,281	(43,115)	(91.2)
Operating expenses:
Research and development	25,232	12,045	13,187	109.5
Sales and marketing	85,759	49,525	36,234	73.2
General and administrative	49,882	20,582	29,300	142.4
Total operating expenses	160,873	82,152	78,721	95.8
Loss from operations	(156,707)	(34,871)	(121,836)	349.4
Other income (expense), net:
Interest income	21	37	(16)	(43.2)
Interest expense	(1,068)	(1,920)	852	(44.4)
Other income (expense), net	—	(1,474)	1,474	*
Loss on extinguishment of debt	—	(1,627)	1,627	*
Total other income (expense), net	(1,047)	(4,984)	3,937	(79.0)
Loss before income taxes	(157,754)	(39,855)	(117,899)	295.8
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(157,754)	$(39,855)	$(117,899)	295.8%

* Not Meaningful

Revenue, net

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Revenue, net	$32,122	$69,154	$(37,032)	(53.6)%

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

Further, we did not recognize revenue and related sales returns reserve on approximately 2,230 Eargo hearing aid systems shipped during third and fourth quarters of 2021 subsequent to learning of the DOJ investigation, as these transactions did not meet the criteria for revenue recognition. We recognized revenue on approximately 42,910 Eargo hearing aid systems shipped to customers during 2021, a 12.2% increase compared to the 38,243 Eargo hearing aid systems for which revenue was recognized during 2020. The impact on revenue from an increase in the volume of shipments was offset by the $34.4 million settlement amount, the increase in expected returns from customers with potential insurance benefits and with unsubmitted claims as of December 31, 2021, and by the hearing aid systems shipped for which we did not recognize revenue.

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

Other income (expense), net

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	%
Other income (expense), net	$—	$(1,474)	$1,474	*

Other income (expense), net during 2020 consisted primarily of adjustments to the fair value of our convertible preferred stock warrant liabilities prior to their reclassification to additional paid-in capital upon the closing of our IPO in October 2020. There was no similar expense in the comparable period of 2021.

Liquidity and capital resources

Sources of liquidity and operating capital requirements

Since our inception, we have incurred net losses and negative cash flows from operations. We have funded our operations primarily from the net proceeds received from the sale of our equity securities, indebtedness and revenue from the sale of our products.

On June 28, 2022 (the “First Tranche Closing”), we completed the initial issuance of $100.0 million aggregate principal amount of Notes (the “First Tranche Notes”). The Notes were secured by a first-priority lien on substantially all our assets, including our intellectual property. We used approximately $16.2 million of the net proceeds from the First Tranche Notes issuance to repay all existing third-party indebtedness and related pay-off expenses.

Pursuant to the Note Purchase Agreement, the PSC Stockholder agreed to purchase up to an additional $25.0 million of Notes if the Company completed the Rights Offering within 150 days after the First Tranche Closing and the existing stockholders of Eargo subscribed to purchase less than 3,750,000 shares of newly issued common stock in such Rights Offering.

The Rights Offering expired on November 17, 2022 and existing stockholders of Eargo subscribed for an aggregate of approximately 2.9 million shares of common stock. On November 23, 2022, the Rights Offering was consummated, and we received net proceeds of approximately $27.6 million from existing stockholders. In accordance with the terms of the Note Purchase Agreement, on November 25, 2022, the PSC Stockholder purchased an additional approximately $5.5 million of aggregate principal amount of Notes (the “Second Tranche Notes”).

On November 23, 2022, the First Tranche Notes converted into an aggregate of 15,000,000 shares of our common stock, and on November 25, 2022 the Second Tranche Notes converted into an aggregate of 821,299 shares of our common stock, in each case pursuant to the Note Purchase Agreement. Following such conversion, the PSC Stockholder beneficially owned approximately 76.3% of the outstanding common stock. As of December 31, 2022, we had no debt outstanding.

As of December 31, 2022, we had cash and cash equivalents of $101.2 million, which are available to fund our operations. Cash and cash equivalents include amounts deposited in financial institutions regulated by the FDIC. The FDIC insures cash deposits of up to $250,000. We regularly maintain cash balances in deposit accounts in excess of the FDIC insured limits. Additionally, our cash equivalents are held in accordance with cash sweep arrangements with financial institutions, which amounts are invested in money market accounts that are neither included on the balance sheets of such financial institutions nor insured by the FDIC. According to our cash sweep arrangements, we believe we should be recognized by the FDIC as the owner of such assets in the event of such financial institution’s failure, such as the March 10, 2023 closure of SVB. While we have regained access to our funds at SVB and are evaluating our banking relationships, future disruptions of financial institutions where we bank or disruptions of the financial services industry in general could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. In addition, even if we lack exposure to the uncertainty or volatility of one or more financial institutions, the impact of financial institution volatility on our partners, customers or suppliers may also impact our business and financial condition.

Our net losses were $157.5 million, $157.8 million and $39.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. We had an accumulated deficit of $514.3 million as of December 31, 2022. We expect to incur additional substantial losses in the foreseeable future. We believe that without any future financing, our current resources are insufficient to satisfy our obligations as they become due within one year after the date that the financial statements are issued. Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern.

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

In addition to our current capital needs, we regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. Uncertainty in the market generally due to increasing interest rates and inflation may make it challenging to raise additional capital, and such capital may not be available to us on acceptable terms on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our products would be harmed. Furthermore, any new equity or convertible debt securities we issue may result in the dilution of our stockholders, and any debt financing may include covenants that restrict our business.

Our expected future capital requirements and ability to raise additional capital will depend on many forward-looking factors, including but not limited to the following:

•
investor confidence in our ability to continue as a going concern;
•
the timing, receipt and amount of sales from our current and future products;
•
the costs involved in resolving third-party claims audits, as well as other legal proceedings (including the shareholder class action and derivative actions discussed in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K), and their duration and impact on our business generally;
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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Twelve months ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(117,304)	$(98,456)
Net cash used in investing activities	(3,087)	(7,587)
Net cash provided by financing activities	111,129	4,358
Net decrease in cash and cash equivalents	$(9,262)	$(101,685)

Operating activities

In 2022, cash used in operating activities was $117.3 million, attributable to a net loss of $157.5 million, partially offset by non-cash charges of $69.4 million and a net change in our net operating assets and liabilities of $29.2 million. Non-cash charges primarily consisted of $45.5 million related to the change in fair value of convertible notes, $10.0 million in stock-based compensation, $5.7 million in debt issuance costs from convertible notes, $5.5 million in depreciation and amortization expense, $1.1 million in non-cash operating lease expense, $0.8 million in loss on extinguishment of debt, and $0.7 million in bad debt expense. The change in our net operating assets and liabilities was primarily due to the payment of $34.4 million settlement liability associated with the DOJ investigation, a $9.9 million decrease in sales returns reserve and a $2.8 million decrease in accounts payable. These changes were partially offset by a $9.9 million decrease in accounts receivable, a $4.3 million decrease in prepaid expenses and other current and noncurrent assets, a $3.7 million increase in accrued expenses and a $0.7 million decrease in inventories.

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

Investing activities

In 2022, cash used in investing activities was $3.1 million, which consisted of $2.8 million related to the purchase of property and equipment and $0.3 million in payments for costs related to the development of internal use software capitalized during 2021.

In 2021, cash used in investing activities was $7.6 million, which consisted of $3.8 million in capitalized costs related to the development of internal use software, $2.9 million in cash paid for acquisition of a business, and $0.9 million related to the purchase of property and equipment.

Financing activities

In 2022, cash provided by financing activities was $111.1 million. This was primarily attributable to $99.7 million in net proceeds from issuance of the Notes and $27.6 million in net proceeds from issuance of our common stock upon the Rights Offering closing, offset by $16.2 million relating to the repayment of long-term debt under the 2018 Loan Agreement.

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

The preparation of the consolidated financial statements requires us to make estimates and assumptions regarding the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The estimates, assumptions and judgments described below involve a substantial level of estimation uncertainty and as a result have had or are reasonably likely to have a material impact on our consolidated financial statements, results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

Revenue recognition—sales returns reserve

Revenue is recorded net of expected returns, which are estimated based on analysis of various factors including historical returns, current economic trends, and changes in customer demand.

As of December 31, 2022 and 2021, we recorded a sales returns reserve of $3.9 million and $13.8 million, respectively, in the consolidated balance sheets. We recorded $18.2 million of estimated sales returns as a reduction in revenue during 2022 based on our estimated returns of products sold during the year, which includes $13.3 million recorded during the third quarter of 2021 primarily based on our estimate that a majority of customers with unsubmitted claims will choose to return the hearing aid system if their insurance provider denies their claim or the claim is ultimately not submitted by us for payment (as further described in “—DOJ investigation and settlement and claims audits”). See also the caption “Sales returns reserve” under Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The estimated sales returns recorded during the third quarter of 2021 included $5.1 million related to transactions that occurred during the first and second quarters of 2021. These estimates are inherently subject to estimation uncertainty because they assume the potential actions that a substantial number of our insurance pay customers may take as a result of the unavailability of insurance benefits as a direct payment method, which increases the probability of higher returns. If actual returns differ from our estimates or new factors arise indicating a rate of return that is different from our original estimate, an adjustment to revenue in a subsequent period will be recorded, which could have a material impact on our results of operations.

Accounts receivable—estimated credit losses

Accounts receivable is recorded net of an allowance for expected credit losses, which is based on our historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of our customers.

As of December 31, 2022 and 2021, we recorded an allowance for credit losses of $0.2 million and $4.8 million, respectively, in the consolidated balance sheets. We recorded $0.7 million and $9.6 million in bad debt expense during the years ended December 31, 2022 and 2021, respectively. Bad debt expense recorded in 2021 was primarily based on our estimate that, in addition to the customers who choose to return their hearing aid systems, a significant number of customers with an extended right of return whose claims are denied by insurance providers or are not submitted by us for payment may not pay for or return the hearing aid system. Of the $9.6 million recorded to bad debt expense during the year ended December 31, 2021, $5.8 million relates to submitted claims that have been denied or have not been paid and were written off during 2021. During the year ended December 31, 2022, we released $4.5 million from the allowance for credit losses balance as part of the Pricing Concession. See the captions “DOJ investigation and settlement and claims audits” and “Allowance for credit losses” in the Notes 1 and 4 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

As similarly described in “Revenue recognition—sales returns reserve” above, estimates with respect to the actions of our customers, in this case relating to non-payment, are subject to estimation uncertainty, particularly because any attempt to predict the behavior of individual customers can be affected by a variety of external factors. If actual credit losses differ from our estimates or new factors arise indicating credit losses that are different from our original estimate, it could have a material impact on our future operating expenses and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of December 31, 2022 consists of $101.2 million in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of December 31, 2021, we had $15.0 million in variable rate debt outstanding. On June 28, 2022 in connection with the Note Transaction, we repaid all amounts outstanding and terminated the 2018 Loan Agreement. As of December 31, 2022, we had no debt outstanding. Refer to Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the Note Purchase Agreement and related transactions.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Eargo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eargo, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses, negative cash flows and current lack of financial resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of Business and other matters – Pricing Concession – Refer to Notes 1, 2, and 4 to the financial statements

Critical Audit Matter Description

As of December 31, 2021, the Company recorded a sales returns reserve as a result of an offer to customers with potential insurance coverage the option to return their hearing aids. The Company also recorded an allowance for credit losses related to all outstanding insurance claims receivable as of December 31, 2021.

In September 2022, the Company made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid insurance claims for customers with potential insurance coverage, which was accounted for as a pricing concession (the “Pricing Concession”).

We identified management’s accounting evaluation and conclusions around the Pricing Concession as a critical audit matter due to the significant judgments required by management to appropriately account for the Pricing Concession. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals in our firm having expertise in revenue recognition when performing audit procedures to evaluate the accounting conclusions and amounts recorded.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting evaluation and conclusions around the Pricing Concession related to unsubmitted and unpaid insurance claims included the following, among others:

•
With the assistance of professionals in our firm having expertise in revenue recognition, we evaluated the Company’s accounting considerations and conclusions under accounting principles generally accepted in the United States of America (“GAAP”), regarding the accounting for the Pricing Concession.
•
We evaluated whether the assertions and assumptions made by management supporting their conclusions regarding the Price Concession were consistent with the evidence obtained in other areas of the audit.

Rights Offering and debt obligations – the Notes – Refer to Notes 1, 2, 3, and 8 to the financial statements

Critical Audit Matter Description

The Company entered into a note purchase agreement with Patient Square Capital (“PSC”) in June of 2022. This agreement contained the right for PSC to convert their debt into equity. The Company elected to use the fair value option to account for the notes that were issued in June 2022 and remeasured the underlying liability through the notes conversion on November 23 and 25, 2022.

We identified the accounting related to the issuance and reacquisition of the notes to be a critical audit matter due to the significant judgments required by management to appropriately account for the issuance and reacquisition of the notes. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals in our firm having expertise in debt and financial instruments when performing audit procedures to evaluate the accounting conclusions and amounts recorded.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting evaluation related to the issuance and reacquisition of the notes included the following, among others:

•
With the assistance of professionals in our firm having expertise in debt and financial instruments, we evaluated the Company’s accounting considerations and conclusions under accounting principles generally accepted in the United States of America (“GAAP”), regarding the accounting for the issuance and reacquisition of the notes.
•
We evaluated whether the assertions and assumptions made by management supporting their conclusions regarding the issuance and reacquisition of the notes were consistent with the underlying note agreement and the evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

San Jose, California

March 23, 2023

We have served as the Company’s auditor since 2018.

Eargo, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$101,238	$110,500
Accounts receivable, net	1,910	12,547
Inventories	5,036	5,712
Prepaid expenses and other current assets	7,846	10,873
Total current assets	116,030	139,632
Operating lease right-of-use assets	5,765	7,165
Property and equipment, net	7,441	9,551
Intangible assets, net	1,063	1,681
Goodwill	873	873
Other assets	906	1,209
Total assets	$132,078	$160,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,504	$9,053
Accrued expenses	12,715	9,235
Sales returns reserve	3,942	13,827
Settlement liability	—	34,372
Long-term debt, current portion	—	3,333
Other current liabilities	1,462	1,813
Lease liability, current portion	628	750
Total current liabilities	25,251	72,383
Lease liability, noncurrent portion	5,973	6,640
Long-term debt, noncurrent portion	—	11,924
Total liabilities	31,224	90,947
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 450,000,000 and 110,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 20,726,965 and 1,965,347 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	—
Additional paid-in capital	615,151	425,976
Accumulated deficit	(514,299)	(356,812)
Total stockholders’ equity	100,854	69,164
Total liabilities and stockholders’ equity	$132,078	$160,111

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue, net	$37,248	$32,122	$69,154
Cost of revenue	22,988	27,956	21,873
Gross profit	14,260	4,166	47,281
Operating expenses:
Research and development	18,813	25,232	12,045
Sales and marketing	52,947	85,759	49,525
General and administrative	54,259	49,882	20,582
Total operating expenses	126,019	160,873	82,152
Loss from operations	(111,759)	(156,707)	(34,871)
Other income (expense), net:
Interest income	1,196	21	37
Interest expense	(549)	(1,068)	(1,920)
Other income (expense), net	—	—	(1,474)
Change in fair value of convertible notes	(45,503)	—	—
Loss on extinguishment of debt	(772)	—	(1,627)
Total other income (expense), net	(45,628)	(1,047)	(4,984)
Loss before income taxes	(157,387)	(157,754)	(39,855)
Income tax provision	100	—	—
Net loss and comprehensive loss	$(157,487)	$(157,754)	$(39,855)
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	—	—	9,840
Net loss attributable to common stockholders, basic and diluted	$(157,487)	$(157,754)	$(30,015)
Net loss per share attributable to common stockholders, basic and diluted	$(39.68)	$(81.11)	$(76.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,968,432	1,944,857	394,405

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance December 31, 2019	591,290	$152,880	13,297	$—	$3,100	$(159,203)	$(156,103)
Issuance of Series E convertible preferred stock, net of issuance costs of $4,056	525,696	67,267	—	—	—	—	—
Issuance of Series E convertible preferred stock upon extinguishment of convertible notes payable	94,477	12,818	—	—	—	—	—
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	—	(9,840)	—	—	9,840	—	9,840
Conversion of convertible preferred stock to common stock upon initial public offering	(1,211,463)	(223,125)	1,409,819	—	223,125	—	223,125
Conversion of convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	1,931	—	1,931
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs of $14,031	—	—	451,481	—	148,502	—	148,502
Exercise of common stock warrants	—	—	5,389	—	—	—	—
Stock-based compensation	—	—	—	—	5,292	—	5,292
Exercise of stock options	—	—	32,340	—	1,179	—	1,179
Net loss and comprehensive loss	—	—	—	—	—	(39,855)	(39,855)
Balance December 31, 2020	—	—	1,912,326	—	392,969	(199,058)	193,911
Stock-based compensation	—	—	—	—	28,609	—	28,609
Exercise of stock options and release of restricted stock units	—	—	44,284	—	1,724	—	1,724
Issuance of common stock in connection with employee stock purchase plan	—	—	8,737	—	2,674	—	2,674
Net loss and comprehensive loss	—	—	—	—	—	(157,754)	(157,754)
Balance December 31, 2021	—	—	1,965,347	—	425,976	(356,812)	69,164
Stock-based compensation	—	—	—	—	9,965	—	9,965
Exercise of stock options and release of restricted stock units	—	—	11,618	—	65	—	65
Tax withholdings on settlement of restricted stock units	—	—	—	—	(29)	—	(29)
Issuance costs	—	—	—	—	600	—	600
Conversion of convertible notes	—	—	15,821,299	2	150,976	—	150,978
Issuance of common stock upon rights offering, net of issuance costs of $1,689	—	—	2,928,701	—	27,598	—	27,598
Net loss and comprehensive loss	—	—	—	—	—	(157,487)	(157,487)
Balance December 31, 2022	—	$—	20,726,965	$2	$615,151	$(514,299)	$100,854

The accompanying notes are an integral part of these consolidated financial statements.

Eargo, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(157,487)	$(157,754)	$(39,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,458	4,202	2,525
Stock-based compensation	9,965	27,731	5,089
Non-cash interest expense and amortization of debt discount	209	420	1,513
Debt issuance costs from convertible notes	5,742	—	—
Change in fair value of convertible notes	45,503	—	1,471
Loss on extinguishment of debt	772	—	1,627
Non-cash operating lease expense	1,050	1,063	1,128
Bad debt expense	713	9,615	2,352
Loss on disposal of property and equipment	—	155	—
Changes in operating assets and liabilities:
Accounts receivable	9,924	(18,369)	(4,094)
Inventories	676	(2,973)	141
Prepaid expenses and other noncurrent and current assets	4,277	(7,383)	(1,636)
Accounts payable	(2,794)	3,130	187
Accrued expenses	3,735	(368)	3,900
Sales returns reserve	(9,885)	9,501	567
Settlement liability	(34,372)	34,372	—
Other current and noncurrent liabilities	(351)	(946)	240
Operating lease liabilities	(439)	(852)	(1,196)
Net cash used in operating activities	(117,304)	(98,456)	(26,041)
Investing activities:
Purchases of property and equipment	(2,791)	(882)	(1,624)
Capitalized software development costs	(296)	(3,842)	(3,455)
Cash paid for acquisition of business	—	(2,863)	-
Net cash used in investing activities	(3,087)	(7,587)	(5,079)
Financing activities:
Proceeds from issuance of convertible notes, net of issuance costs paid to lender	105,378	—	10,053
Payment of convertible notes issuance costs to third parties	(5,645)	—	—
Proceeds from issuance of common stock upon rights offering, net of issuance costs	27,598	—	—
Proceeds from convertible preferred stock issuance, net of issuance costs	—	—	67,867
Proceeds from debt financing	—	—	15,000
Debt repayments	(16,238)	—	(12,720)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	(40)	148,542
Proceeds from PPP loan	—	—	4,574
Repayment of PPP loan	—	—	(4,574)
Proceeds from stock options exercised	134	1,724	1,179
Proceeds from employee stock purchase plan purchases	—	2,674	—
Payment of taxes related to net share settlement of restricted stock units	(29)	—	—
Restricted stock units settled in cash	(69)	—	—
Net cash provided by financing activities	111,129	4,358	229,921
Net decrease in cash and cash equivalents	(9,262)	(101,685)	198,801
Cash and cash equivalents at beginning of period	110,500	212,185	13,384
Cash and cash equivalents at end of period	$101,238	$110,500	$212,185
Supplemental disclosure of cash flow information:
Cash paid for taxes	$124	$107	$63
Cash paid for interest	$396	$646	$398
Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$—	$7,046	$2,392
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$—	$357	$393
Stock-based compensation included in capitalized software costs	$—	$878	$203
Convertible preferred stock issuance costs included in accounts payable	$—	$600	$600
Common stock issued on conversion of convertible preferred stock upon initial public offering	$—	$—	$223,125
Common stock issued upon conversion of convertible notes	$150,978	$—	$—
Conversion of convertible preferred stock warrants to common stock warrants and related reclassification of convertible preferred stock warrant liability to additional paid in capital	$—	$—	$1,931
Offering costs in accounts payable and accrued liabilities	$—	$—	$40
Issuance of Series E convertible preferred stock upon extinguishment of convertible notes	$—	$—	$12,818

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

Reverse stock split

In January 2023, the Company effected a reverse split of shares of the Company’s common stock on a 1-for-20 basis (the “Reverse Stock Split”). The Company’s common stock began trading on a post-split basis on January 18, 2023. The number of authorized shares of the common stock was not adjusted as a result of the Reverse Stock Split. All share and per share data in these consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split was reclassified from common stock to additional paid-in capital.

DOJ investigation and settlement and claims audits

On September 21, 2021, the Company was informed that it was the target of a criminal investigation by the U.S. Department of Justice (the “DOJ”) related to insurance claims for reimbursement the Company submitted on behalf of its customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (the “OPM”). The investigation also pertained to Eargo’s role in claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Total payments the Company received from the government in relation to claims submitted under the FEHB program, as subject to the DOJ investigation, net of any product returns and associated refunds, were approximately $44.0 million. Additionally, the third-party payor with whom the Company historically had the largest volume, which is one of the carriers contracted with the OPM under the FEHB program (“largest third-party payor”), conducted an audit of insurance claims for reimbursement (“claims”) submitted by the Company (the “Primary Audit”), which included a review of medical records. The Company was informed by the third-party payor conducting the Primary Audit that the DOJ was the principal contact related to the subject matter of the Primary Audit. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

On April 29, 2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation related to the Company’s role in claim submissions to various federal employee health plans under the FEHB program. The settlement agreement provided for the Company’s payment of approximately $34.4 million to the U.S. government and resolved allegations that the Company submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. As discussed further in Note 6, based on the settlement agreement with the U.S. government, the Company recorded a settlement liability of $34.4 million as of December 31, 2021. The settlement amount was treated as consideration payable to a customer and was recorded as a reduction of revenue in the third quarter of 2021. On May 2, 2022, the Company paid the settlement amount.

From the time the Company learned of the DOJ investigation and until December 8, 2021, the Company continued to process orders for customers with potential insurance benefits (including FEHB program members) but suspended all claims submission activities and offered affected customers (i.e., customers using insurance benefits as a method of direct payment for transactions prior to December 8, 2021) the option to return their hearing aids or purchase their hearing aids without the use of their insurance benefits in case their claim was denied or ultimately not submitted by the Company to their insurance plan for payment (the “extended right of return”). From December 8, 2021 until September 15, 2022, the Company did not accept insurance benefits as a method of direct payment.

The Company determined that customer transactions using insurance benefits as a method of direct payment occurring between September 21, 2021 (when the Company learned of the DOJ investigation) and December 8, 2021 (when the Company temporarily stopped accepting insurance benefits as a method of direct payment) did not meet the criteria for revenue recognition and, as such, the Company did not recognize revenue for shipments within that timeframe to customers with potential insurance benefits, substantially all of whom were covered under the FEHB program.

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

Further, the Company also estimated that, in addition to the customers who chose to return their hearing aid systems, a significant number of customers whose claims were denied by payors or not submitted by the Company for payment would not pay for or return the hearing aid system, resulting in bad debt expense that was recorded during the year ended December 31, 2021.

In September 2022, the Company made the determination not to seek payment for approximately $16.1 million from customers with unsubmitted and unpaid claims which was accounted for as a pricing concession (the “Pricing Concession”). During the year ended December 31, 2022, the Company recorded a $16.1 million reduction to its insurance-related accounts receivable balance along with related reduction to net revenue of $11.6 million and an allowance for credit losses balance of $4.5 million for such unsubmitted and unpaid claims. Further, the Company simultaneously recorded a decrease in its insurance-related sales return reserve of $11.3 million along with a corresponding increase of $11.3 million to net revenue for the year ended December 31, 2022 related to unsubmitted and unpaid claims. These changes resulted in a decrease in net revenue of $0.3 million for the year ended December 31, 2022.

Liquidity and going concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of December 31, 2022, the Company had cash and cash equivalents of $101.2 million and an accumulated deficit of $514.3 million.

In June 2022, the Company entered into a note purchase agreement (“Note Purchase Agreement”) with an affiliate of Patient Square Capital (the “PSC Stockholder”) and Drivetrain Agency Services, LLC, as administrative agent and collateral agent. Pursuant to the Note Purchase Agreement, the Company agreed to issue and sell up to $125.0 million in senior secured convertible notes (the “Notes”) of the Company, convertible into shares of common stock (the “Note Transaction”), of which the Company issued $100.0 million in June 2022 and $5.5 million in November 2022. In November 2022, the Company completed a rights offering for up to 18,750,000 newly issued shares of common stock (“Rights Offering”), as required under the terms of the Note Transaction documents and raised $27.6 million in net proceeds from existing investors. Subsequent to the Rights Offering, the outstanding Notes converted into 15,821,299 shares of the Company’s common stock (the “Conversion Shares”). The Note Transaction and Rights Offering are discussed further in Note 8.

Since the announcement of the DOJ investigation, there has been and may continue to be a significant reduction in shipments, revenue and gross margin, which has and could continue to negatively impact the Company’s liquidity and working capital, including impacting its ability to access additional capital. It is difficult to assess or predict at this time the extent to which the Company is able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, and the future impacts of the implementation of an over-the-counter (“OTC”) hearing aid regulatory framework (which may lead insurance providers to take actions limiting the Company’s ability to access insurance coverage).

The Company believes that without an alternative future financing, its current resources are insufficient to satisfy its obligations as they become due within one year after the date that these consolidated financial statements are issued. The negative cash flows and current lack of financial resources of the Company raise substantial doubt as to the Company’s ability to continue as a going concern. If the Company is unable to raise additional funding to meet its operational needs, it will be forced to limit or cease its operations.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty.

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

Cash and cash equivalents

Cash and cash equivalents include amounts deposited in financial institutions regulated by the Federal Deposit Insurance Corporation (the “FDIC”) as well as short-term, highly liquid investments with original maturities of three months or less from the purchase date; cash equivalents consist primarily of amounts invested in money market accounts.

The FDIC insures cash deposits of up to $250,000. The Company regularly maintains cash balances in deposit accounts in excess of the FDIC insured limits. Additionally, the Company’s cash equivalents are held in accordance with cash sweep arrangements with financial institutions, which amounts are invested in money market accounts that are neither included on the balance sheets of such financial institutions nor insured by the FDIC. According to such cash sweep arrangements, the Company believes it should be recognized by the FDIC as the owner of assets in the event of financial institution’s failure, such as the March 10, 2023 closure of Silicon Valley Bank.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. Through December 31, 2022, the Company has not experienced any losses on its deposit accounts and money market accounts. As of December 31, 2022, the Company does not believe there is a significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Approximately 93% of the Company’s gross accounts receivable as of December 31, 2021 were for customers with insurance benefits, substantially all of whom were covered under the FEHB program. Furthermore, approximately 90% of the Company’s gross accounts receivable as of December 31, 2021 were related to shipments of Eargo hearing aids to customers insured under a single insurance plan whose claims are processed through the Company’s largest third-party payor, which conducted the Primary Audit. The Company remains subject to a prepayment review of claims by the payor who conducted the Primary Audit. Please see caption “DOJ investigation and settlement and claims audits” in Note 1 for more information regarding the DOJ investigation and claims audits. As of December 31, 2022, subsequent to the Pricing Concession, there was no credit risk concentration in the Company’s accounts receivable.

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. Refer to Note 3 for discussion of certain other financial instruments.

Convertible notes - fair value option

The Company has elected the fair value option to account for the Notes that were issued in June 2022 and remeasured the underlying liability through the Notes conversion in November 2022, as further disclosed in Notes 3 and 8. At issuance, the Company recorded the Notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss with the exception of changes in fair value due to instrument-specific credit risk, which are recorded as a component of other comprehensive income. Interest expense related to the Notes is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Notes were not deferred and, therefore, expensed as incurred as a component of general and administrative expenses.

Accounts receivable, net

Accounts receivable represents amounts due from third-party institutions for credit card and debit card transactions and trade accounts receivable. Trade accounts receivable are primarily insurance claims receivable amounts due from customers, which includes third-party payors and end-users. Accounts receivable are recorded net of an allowance for expected credit losses. The Company’s expected loss allowance for receivables is based on its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon an assessment of expected credit losses for receivables by aging category. Accounts receivable balances are written off when they are determined to be uncollectible.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and the current and noncurrent portions of the operating lease liability are included as operating lease liabilities in the Company’s consolidated balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. Right-of-use assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received.

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

Revenue recognition

The Company’s revenue is generated from the sale of products (hearing aid systems and related accessories) and services (extended warranties). Revenue is recognized when promised goods or services are transferred to end-use customers, distributors, or retail partners in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by following a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Identify the contract with a customer. The Company generally considers completion of an Eargo sales order (which requires customer acceptance of the Company’s click-through terms and conditions for website sales and authorization of payment through credit card or another form of payment for sales made over the phone) as a customer contract provided that collection is considered probable. For payments that are not made upfront by credit card, the Company assesses insurance eligibility or customer creditworthiness based on credit checks, payment history, and/or other circumstances. For orders involving insurance payors, the Company validates customer eligibility and potential reimbursement amounts prior to shipping the product. If the criteria to establish a contract with a customer is not met, revenue is not recognized.

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

•
Product Returns: The Company’s customer contracts include the general 45-day right of return that applies to all products and the extended right of return offered for certain shipments to direct plan access customers involving certain insurance payors. To estimate product returns, the Company analyzes various factors, including historical return levels, current economic trends, and insurance coverage. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price. Consideration paid or payable to a customer that is not for a distinct good or service is accounted for as a reduction of the transaction price and recorded as a reduction in revenue in the period it becomes payable.
•
Concessions: Concessions are generally viewed as any post-execution change to the original agreement between the Company and customer that increase the customer’s rights or the Company’s obligations without a commensurate increase to the consideration due the Company. Concessions may take many forms and include, but are not limited to, (i) accepting returns that are not required under the terms of the original arrangement, (ii) reducing the arrangement fee, and (iii) extending the terms of payment. While the Company granted a price concession to its customers with unsubmitted and unpaid claims during the year ended December 31, 2022 (please see caption “DOJ investigation and settlement and claims audits” in Note 1), the Company does not have an established history of providing concessions to its customers and has determined that no adjustments should made to the transaction price in the Company’s ongoing customer arrangements. However, for each reporting period, the Company will re-evaluate the occurrence and level of materiality of concessions and will assess any potential impact on the transaction price accordingly.

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

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment, provided all other revenue recognition criteria have been met. Revenue for services (extended warranty) is recognized over time on a ratable basis over the warranty period. The Company does not have material contract liabilities related to unsatisfied performance obligations as of December 31, 2022 and 2021.

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

Cost of revenue

Cost of revenue consists of expenses relating to the cost of finished goods, freight, personnel costs, consumables, product warranty costs, transaction fees (including processing fees paid to third-party financing vendors), reserves for excess and obsolete inventory, depreciation and amortization, and related overhead.

Research and development

Research and development expenses consist of personnel costs, travel expenses, tools, prototype materials and product certification and are charged to expense as incurred.

Sales and marketing

Sales and marketing expenses consist of personnel costs, travel expenses, consulting fees, public relations costs, direct marketing, advertising and promotional expenses and allocated facility overhead costs. The Company recorded advertising costs, which are expensed as incurred, of $19.3 million, $41.9 million and $23.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-based compensation

The Company accounts for stock-based awards at fair value. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the Company’s common stock on the grant date. The fair value of stock options and purchase rights under an employee stock purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the underlying common stock is the closing price of the Company’s common stock for grants awarded subsequent to the Company’s IPO. The expected volatility is derived from the historical stock volatilities of comparable peer public companies within the Company’s industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the awards due to limited trading history of the Company’s common stock. The expected term for employee option grants is determined using the simplified method due to a lack of sufficient data points. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

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

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. This standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing standards to improve consistent application. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which is intended to simplify the accounting for convertible debt instruments and convertible preferred stock. This standard removes the existing guidance in Subtopic 470-20 that requires companies to account for cash conversion features and beneficial conversion features in equity, separately from the host convertible debt or preferred stock. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that contractual sales restrictions are not considered in measuring an equity security at fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements not yet adopted

The Company does not believe that any recently issued accounting pronouncements and other authoritative guidance with the effective dates in the future will have material impact to its financial position or results of operations when implemented.

Note 3. Fair value measurements

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of December 31, 2022 and 2021. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

The fair value of the Notes was determined based on significant inputs not observable in the market, which represents a level 3 measurement within the fair value hierarchy. Prior to the closing of the Rights Offering, the fair value of the Notes was estimated as a combination of the Company’s equity, an option on the Company’s equity valued using the Black-Scholes option pricing model, and a short position in a bond valued under the discounted cash flow model. The conversion date fair value of the Notes was estimated based on the closing price of the Company's common stock adjusted for the impact of certain legal restrictions on the Conversion Shares (see Note 8).

The following table provides a summary of the changes in the estimated fair value of the Notes:

Amount
(in thousands)
Balance — December 31, 2021	$—
Fair value of convertible notes upon issuance	105,475
Change in fair value of convertible notes	45,503
Conversion of convertible notes	(150,978)
Balance — December 31, 2022	$—

Note 4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	December 31,
	2022	2021
	(in thousands)
Raw materials	$410	$1,905
Finished goods	4,626	3,807
Total inventories	$5,036	$5,712

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2022	2021
	(in thousands)
Advances to suppliers	$2,000	$95
Marketing costs	1,709	1,948
Payroll advances	1,686	3,889
Software subscriptions	1,553	1,468
Product launch fee	252	—
Insurance costs	78	2,945
Other	568	528
Total prepaid expenses and other current assets	$7,846	$10,873

Property and equipment, net

Property and equipment, net, consists of the following:

	December 31,
	2022	2021
	(in thousands)
Capitalized software	$11,579	$11,569
Tools and lab equipment	5,087	4,712
Furniture and fixtures	2,440	906
Leasehold improvements	993	861
Computer and equipment	482	401
	20,581	18,449
Less accumulated depreciation and amortization	(13,140)	(8,898)
Total property and equipment, net	$7,441	$9,551

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 is $4.8 million, $4.2 million and $2.5 million, respectively, which includes amortization of capitalized software costs of $3.5 million, $2.1 million and $0.8 million, respectively.

Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$8,070	$4,845
Accrued warranty reserve	3,765	4,014
Refunds due to customers	580	376
Other accrued expenses	300	—
Total accrued expenses	$12,715	$9,235

Sales returns reserve

The sales returns reserve consists of the following activity:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Sales returns reserve, beginning balance	$13,827	$4,326	$3,759
Reduction of revenue	18,240	37,674	22,676
Decrease related to Pricing Concession	(11,263)	—	—
Utilization of sales returns reserve	(16,862)	(28,173)	(22,109)
Sales returns reserve, ending balance	$3,942	$13,827	$4,326

During the year ended December 31, 2022, as part of the Pricing Concession, the Company recorded a decrease in its insurance-related sales return reserve liability of $11.3 million related to unsubmitted and unpaid claims, which was recorded against revenue in the consolidated statement of operations. Please see caption “DOJ investigation and settlement and claims audits” in Note 1.

Allowance for credit losses

The allowance for credit losses consists of the following activity:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Allowance for credit losses, beginning balance	$4,838	$1,868	$225
Charged to expense	713	9,615	2,352
Accounts written off, net of recoveries	(5,393)	(6,645)	(709)
Allowance for credit losses, ending balance	$158	$4,838	$1,868

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Accrued warranty reserve, beginning balance	$4,014	$2,390	$450
Charged to cost of revenue	2,607	3,229	3,178
Utilization of accrued warranty reserve	(2,856)	(1,605)	(1,238)
Accrued warranty reserve, ending balance	$3,765	$4,014	$2,390

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

The table below presents the purchase price allocation:

Amount
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

San Jose lease

In September 2021, the Company entered into a lease agreement, as amended, for approximately 30,000 square feet of office and laboratory space located in San Jose, California, which the Company has used as its headquarters since early 2022. The lease commenced in September 2021 and has a 93-month term with two 60-month renewal options, which are not reasonably certain of being exercised. The Company recorded a right-of-use asset of $6.9 million and lease liability of $6.8 million as of commencement of the lease.

Nashville lease

In February 2021, the Company amended the operating lease for its Nashville, Tennessee office to extend the term of the initial lease through March 2023 and reduce the size of office space leased. This extension was accounted for as a lease modification and the Company recorded an increase to the right-of-use asset and lease liability of $0.4 million at the time of the amendment.

Operating lease summary

As of December 31, 2022, the Company recorded an aggregate right-of-use asset of $5.8 million and an aggregate lease liability of $6.6 million in the accompanying consolidated balance sheet. These balances were initially estimated using a weighted-average incremental borrowing rate of 7.7%. The weighted-average remaining lease term is 6.4 years as of December 31, 2022.

During the years ended December 31, 2022, 2021 and 2020, the Company incurred $1.6 million, $1.5 million and $1.3 million, respectively, in operating lease costs. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the years ended December 31, 2021 and 2020. For the years ended December 31, 2022, 2021 and 2020, net cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million, $1.4 million and $1.2 million, respectively.

As of December 31, 2022, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Amount
(in thousands)
2023	$1,114
2024	1,081
2025	1,331
2026	1,372
2027	1,413
Thereafter	2,193
Total minimum future lease payments	8,504
Present value adjustment for minimum lease commitments	(1,903)
Total lease liability	$6,601

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

DOJ Investigation and Settlement

On September 21, 2021, the Company was informed that it was the target of a criminal investigation by the DOJ related to insurance claims for reimbursement the Company submitted on behalf of its customers covered by various federal employee health plans under the FEHB program. The investigation also pertained to the Company’s role in claim submissions to federal employee health plans. Additionally, the Company was the subject of an ongoing claims audit by an insurance company that was historically the Company’s largest third-party payor and was informed by such insurance company that the DOJ was the principal contact related to the subject matter of the audit. In addition to such audit, the Company has been subject to a number of other audits of claims submitted to additional third-party payors. One of these claims audits did not relate to claims submitted under the FEHB program. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

On April 29, 2022, the Company entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation, including allegations that the Company violated the False Claims Act by knowingly submitting or causing the submission of false claims for payment under the FEHB program during the period from February 1, 2021 through September 22, 2021. The settlement agreement provided for the payment by the Company of approximately $34.4 million to the U.S. government and resolved allegations that the Company submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. As of December 31, 2021, the Company recorded a $34.4 million settlement liability in the consolidated balance sheets in connection with the settlement. The settlement amount was treated as consideration payable to a customer and was recorded as a reduction in revenue in the third quarter of 2021. On May 2, 2022, the Company paid the settlement amount.

The settlement of the investigation may not resolve all of the claims audits initiated by various third-party payors, and additionally the Company remains subject to a prepayment review of claims by the payor who conducted the Primary Audit. The Company intends to continue to work with applicable third-party payors to establish processes to support any claims that it may submit for reimbursement, and there are no guarantees that the Company will be able to arrive at such acceptable processes or submit future claims in sufficient volume to meaningfully restore or expanded its insurance-based business.

Securities Class Action

On October 6, 2021, putative shareholder Joseph Fazio filed a purported securities class action against the Company and certain of its officers, captioned Fazio v. Eargo, Inc., et al., No. 21-cv-07848 (N.D. Cal. Oct. 6, 2021) (the “Fazio Action”). Plaintiff Fazio alleges that certain of the Company’s disclosures about its business, operations, and prospects, including reimbursement from third-party payors, violated federal securities laws. Fazio voluntarily dismissed his complaint on December 6, 2021. On November 4, 2021, putative shareholder Alden Chung filed a purported class action lawsuit substantially similar to the Fazio Action, captioned Chung v. Eargo, Inc., et al., No. 21-cv-08597 (N.D. Cal. Nov. 4, 2021) (the “Chung Action”). On November 10, 2021, putative shareholder IBEW Local 353 Pension Plan filed a purported class action substantially similar to the Fazio and Chung Actions and also asserting claims under the federal securities laws against current and former members of the Company’s Board of Directors (the “Board of Directors”) and the underwriters of the Company’s October 15, 2020 initial public offering of common stock, captioned IBEW Local 353 Pension Plan v. Eargo, Inc., et al., No. 21-cv-08747 (N.D. Cal. Nov. 10, 2021) (the “IBEW Action”). These class actions, which seek damages and other relief, were filed in the United States District Court for the Northern District of California. The Fazio and Chung Actions were brought purportedly on behalf of a class of investors who purchased or otherwise acquired Eargo securities between February 25, 2021 and September 22, 2021. The IBEW Local 353 Action was brought purportedly on behalf of a class of investors who purchased or otherwise acquired: (i) Eargo shares in or traceable to the Company’s October 15, 2020 initial public offering of common stock; and/or (ii) shares of Eargo common stock between October 15, 2020 and September 22, 2021. On January 5, 2022, the court consolidated the foregoing class actions (as consolidated, the “Securities Class Action”) under the caption In re Eargo, Inc. Securities Litigation, No. 21-cv-08597-CRB, and appointed IBEW Local 353 Pension Plan and Xiaobin Cai as Lead Plaintiffs and Bernstein Litowitz Berger & Grossmann LLP and Block & Leviton LLP as Lead Counsel. On May 20, 2022, Lead Plaintiffs filed a consolidated amended complaint, which purported to extend the class period through March 2, 2022. Defendants filed a motion to dismiss on July 29, 2022. The Court granted the defendants’ motion to dismiss on February 14, 2023. Plaintiffs filed a second amended complaint on March 16, 2023. Defendants plan to file a second motion to dismiss.

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

Derivative Action

On December 3, 2021, putative shareholder Barbara Wolfson filed a derivative complaint purportedly on the Company’s behalf against members of the Board of Directors and the Company as nominal defendant, captioned Wolfson v. Gormsen, et. al., No. 21-cv-09342 (N.D. Cal. Dec. 3, 2021) (the “Wolfson Action”). Plaintiff asserts, among other things, that the defendants breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures and compliance with laws, rules and regulations governing the business. Plaintiff purports to assert derivative claims on the Company’s behalf for alleged violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breach of fiduciary duty, waste of corporate assets, and aiding and abetting. On March 1, 2022, the court entered the parties’ stipulation staying the Wolfson Action until the resolution of the motion to dismiss in the Securities Class Action. On June 9, 2022, putative shareholder Brodie Woodward filed a derivative complaint purportedly on Eargo’s behalf against the same defendants as in the Wolfson Action, as well as Juliet Tammenoms Bakker, Adam Laponis, and Geoff Pardo, captioned Woodward v. Gormsen, et al., No. 22-cv-03419 (N.D. Cal. June 9, 2022) (together with the Wolfson Action, the “Derivative Action”). Plaintiff Woodward asserts substantively similar allegations and causes of action as those asserted in the Wolfson Action. On August 4, 2022, the court granted the parties’ stipulation to consolidate the Derivative Action and to stay the consolidated action until the resolution of the motion to dismiss in the Securities Class Action.

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

Proxy Statement Class Action

On September 14, 2022, putative shareholder Adam C. Wolfe filed a purposed securities class action against members of the Board of Directors and the Company as nominal defendant, captioned Wolfe v. Gormsen, et al., No. 2022-0812-MTZ (Del. Ch. Sept. 14, 2022) (the “Wolfe Action”). Plaintiff Wolfe asserted, among other things, breaches of fiduciary duty by the Board of Directors in connection with the Note issuance, as well as that the Company’s proxy statement omitted material information concerning the Note issuance. Plaintiff Wolfe sought injunctive relief and attorneys’ fees and costs, among other remedies. Although the Company believes no supplemental disclosures were required under applicable law, to alleviate the costs, risks and uncertainties inherent in litigation, avoid any potential delay in the Company’s annual meeting of stockholders or the Rights Offering and provide additional information to its stockholders, on October 3, 2022, the Company filed a Current Report on Form 8-K to voluntarily supplement its proxy statement disclosures. On October 17, 2022, Plaintiff Wolfe filed a notice of dismissal with the court, which the court granted on October 24, 2022. On March 15, 2023, the parties agreed that the Company would pay $249,500 to Plaintiff Wolfe’s counsel in full satisfaction of Plaintiff Wolfe’s claim for attorneys’ fees and expenses in the Wolfe Action. The court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. As of December 31, 2022, the Company recorded a settlement liability in such amount in the consolidated balance sheets.

Note 7. Goodwill and intangible assets

Goodwill

The Company recorded goodwill of $0.9 million during the year ended December 31, 2021 related to the Clementine acquisition (Note 5). There was no impairment of goodwill during the years ended December 31, 2022 and 2021.

Intangible assets, net

Intangible assets, net consist of the following:

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$637	$1,063
Other	290	290	—
Total intangible assets, net	$1,990	$927	$1,063

Amortization expense was $0.6 million and $0.3 million for the years ended December 31, 2022 and 2021. There was no impairment of intangible assets during the years ended December 31, 2022 and 2021. The following table summarizes the estimated future amortization expense of intangible assets, net as of December 31, 2022:

Amount
(in thousands)
2023	$425
2024	425
2025	213
Total	$1,063

Note 8. Rights Offering and debt obligations

Note Purchase Agreement and Rights Offering

First Tranche Closing

On June 24, 2022, the Company entered into the Note Purchase Agreement with the PSC Stockholder and Drivetrain Agency Services, LLC, as administrative agent and collateral agent. Pursuant to the Note Purchase Agreement, the Company agreed to issue and sell up to $125.0 million of Notes. On June 28, 2022 (the “First Tranche Closing”), the Company closed the initial issuance of $100.0 million of Notes (the “First Tranche Notes”). As a result of applying the fair value option, direct costs and fees related to the Notes of $5.7 million were expensed as incurred to general and administrative expenses. The maturity date of the Notes was expected on the one-year anniversary of the First Tranche Closing, subject to earlier conversion, redemption or repurchase as provided by their terms.

Rights Offering

In October 2022, the Company’s stockholders approved the Rights Offering for an aggregate of 18,750,000 shares of common stock to the Company’s stockholders at a fixed offering price of $10.00 per share of common stock. On November 23, 2022, the Company completed the Rights Offering and existing shareholders subscribed to purchase 2,928,701 shares of the Company’s common stock resulting in net proceeds of $27.6 million to the Company.

Second Tranche Closing

Pursuant to the Note Purchase Agreement, the noteholders agreed to purchase up to an additional $25.0 million of Notes if the Company completed the Rights Offering within 150 days from the First Tranche Closing and the Company’s existing stockholders subscribed to purchase less than 3,750,000 shares. On November 23, 2022, following the completion the Rights Offering, the Company issued an additional $5.5 million of the aggregate principal amount of the Notes (the “Second Tranche Notes”).

Issuance of Conversion Shares

On November 23, 2022, the First Tranche Notes converted into 15,000,000 shares of the Company’s common stock. On November 25, 2022, the Second Tranche Notes converted into 821,299 shares of the Company’s common stock. Following the conversion, the PSC Stockholder beneficially owned the Conversion Shares representing approximately 76.3% of the Company’s common stock (“Change in Control”). The estimated fair value of the Conversion Shares of $151.0 million was based on the closing prices of the Company’s common stock on the conversion dates adjusted for the impact of certain legal restrictions on the Conversion Shares.

2018 Loan Agreement

In June 2018, the Company entered into a Loan and Security Agreement (the “2018 Loan Agreement”) with Silicon Valley Bank. Under the terms of the 2018 Loan Agreement, Silicon Valley Bank made available to the Company term loans in an aggregate principal amount of $12.5 million and the Company borrowed $7.0 million in 2018. The Company’s existing subsidiaries were, and any additional future domestic subsidiaries of the Company were required to be co-borrowers jointly and severally liable under the 2018 Loan Agreement.

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

Subsequent to the Third Amendment, the term loan had a maturity date in September 2024 with interest-only monthly payments until January 2022, which was extended to July 2022 upon the completion of the Company’s IPO in October 2020. The term loan included an interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.0% and a final payment fee equal to 6.25% of the original aggregate principal amount. In connection with the execution of the Third Amendment, the Company issued Silicon Valley Bank a warrant to purchase 53,487 shares of Series E convertible preferred stock. The amendment was accounted for as a modification.

In June 2022, in connection with the Note Transaction, the Company repaid the outstanding balance of $15.0 million, as well as a prepayment fee of $0.3 million and a final payment fee of $0.9 million, and terminated the 2018 Loan Agreement. In connection with the repayment of the 2018 Loan Agreement, the Company recognized a loss on extinguishment of $0.8 million.

The Company had no outstanding debt as of December 31, 2022. The balance of the term loans as of December 31, 2021 is as follows:

December 31,
2021
(in thousands)
Principal value of long-term debt	$15,000
Net of debt discount and accretion of final payment	257
Long-term debt, current and noncurrent	15,257
Less: Long-term debt, current portion	(3,333)
Long-term debt, noncurrent portion	$11,924

During the years ended December 31, 2022, 2021 and 2020, for the 2018 Loan Agreement, the Company recognized interest expense of $0.5 million, $1.1 million, and $1.0 million which is inclusive of amortization of debt discount.

Note 9. Stock-based compensation

Total stock-based compensation is as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$126	$738	$60
Research and development	1,039	6,939	822
Sales and marketing	2,720	11,213	1,629
General and administrative	6,080	8,841	2,578
Total stock-based compensation	$9,965	$27,731	$5,089

Stock-based compensation costs capitalized as part of capitalized software costs was $0.9 million and $0.2 million during the years ended December 31, 2021 and 2020. No stock-based compensation costs were capitalized during the year ended December 31, 2022.

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

As of December 31, 2022, 231,437 shares of common stock are issuable upon the exercise of outstanding awards under the 2010 Plan. As of December 31, 2022, the Company had reserved 471,015 shares of common stock for issuance under the 2020 Plan, of which 205,926 shares were available for issuance in connection with grants of future awards.

As a result of the uncertainty created by the DOJ investigation and the claims audits, on November 9, 2021, the Company temporarily restricted its employees from selling Company common stock, ceased granting stock option awards and restricted stock units (“RSUs”) that settle solely in Company common stock, suspended its ESPP and paused the settlement of outstanding RSUs, each effective as of November 9, 2021. The Company resumed granting RSUs on March 18, 2022. RSUs that vested on November 15, 2021 were settled in cash during the first quarter of 2022. All RSUs that vested during the year ended December 31, 2022 were settled in shares during the reporting period. The Company resumed granting stock option awards on August 23, 2022. As of December 31, 2022, all outstanding equity awards continue to vest in accordance with their existing vesting schedules.

The Board of Directors also determined to suspend the non-employee director compensation program with respect to the option awards that would otherwise have been awarded to non-employee directors automatically on the date of the Company’s annual meeting of stockholders held on November 9, 2021. All equity awards that are currently outstanding continue to vest in accordance with their existing vesting schedules. During the third quarter of 2022 the Board of Directors resumed the practice of granting equity awards to non-employee directors. In November 2022, subsequent to the Change in Control, the Company recorded $0.3 million in stock-based compensation related to the accelerated vesting of the outstanding common stock options held by certain members of the Board of Directors pursuant to their original terms.

Stock options

Stock option activity for the year ended December 31, 2022 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2021	270,195	$97.36	7.88	$12,860
Grants	64,391	26.62
Exercises	(3,026)	44.42
Cancelled or forfeited	(22,245)	112.23
Balance December 31, 2022	309,315	$82.08	5.60	$—
Vested and exercisable as of December 31, 2022	213,131	$70.51	5.33	$—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 were $14.65, $494.40 and $64.40 per share, respectively.

The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $32.4 million and $5.0 million, respectively.

As of December 31, 2022, total unrecognized stock-based compensation related to outstanding unvested stock options was $6.2 million, which the Company expects to recognize over a remaining weighted-average period of 1.9 years.

The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year ended December 31,
Valuation assumptions:	2022	2021	2020
Expected volatility	59% - 60%	53%-57%	60%-71%
Expected term	5.2 - 5.8 years	5.8-6.7 years	5.1-7.0 years
Risk-free interest rate	3.18% - 4.01%	0.62%-1.11%	0.23%-1.20%
Dividend yield	—	—	—

Restricted stock units

Restricted stock units (“RSUs”) granted under the 2020 Plan are share awards that generally entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the release of the vesting restrictions.

RSU activity for the year ended December 31, 2022 is set forth below:

	Number of shares	Weighted average grant date fair value per share

Balance December 31, 2021	17,458	$866.76
RSUs granted	181,995	59.59
RSUs vested	(9,992)	495.48
RSUs forfeited	(13,398)	232.09
Balance December 31, 2022	176,063	$101.76

As of December 31, 2022, there was $16.0 million of total unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of 3.4 years.

Performance-based restricted stock units

In June 2021, the Company granted 4,000 RSUs with performance-based vesting conditions that primarily related to the achievement of certain minimum sales of Eargo hearing aid systems and that were required to be met on or before December 31, 2022 for the awards to vest. The grant date fair value of the awards was $3.0 million. The Company previously estimated that all vesting conditions were probable of being satisfied as of March 31, 2022. Subsequently, the performance-based vesting conditions became improbable of being satisfied, and the Company recorded a reduction in cumulative compensation cost of $1.8 million during the year ended December 31, 2022. These awards remained unvested and were forfeited as of December 31, 2022.

Employee stock purchase plan

As of December 31, 2022, the Company reserved 75,115 shares of common stock for issuance under the ESPP, of which 66,378 shares were available for future issuance. The ESPP was suspended on November 9, 2021, and there were no offering periods in effect through December 31, 2022.

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions for the offering period that started in May 2021:

Year ended December 31,
Valuation assumptions:	2021
Expected volatility	44%-57%
Expected term	0.5-2.0 years
Risk-free interest rate	0.04%-0.16%
Dividend yield	—

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
Note 10. Income taxes

For the year ended December 31, 2022, the Company recorded an income tax expense of $0.1 million. The Company did not record an income tax provision for the years ended December 31, 2021 and 2020 due to its history of operating losses. All loss before income taxes was generated in the United States for the years ended December 31, 2022, 2021 and 2020.

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Income tax provision at statutory rate	$(33,011)	$(33,128)	$(8,370)
State income taxes, net of federal benefit	(3,280)	(3,104)	(826)
Change in valuation allowance	22,731	37,792	8,720
Stock-based compensation	101	(716)	(621)
Convertible debt	9,556	—	—
Research and development tax credits	2,439	(1,210)	(1,442)
Change in fair value of warrants	10	21	326
Derivative liability and extinguishment of debt	—	—	545
Return-to-provision adjustments	318	308	1,261
Other	1,236	37	407
Total current income tax provision	$100	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$91,036	$62,322	$35,943
Research and development credits	3,077	5,120	3,910
Accruals and reserves	3,067	13,597	2,986
Lease liability	1,574	1,690	—
Stock-based compensation	2,559	565	589
Interest expense carryforward	60	—	—
Research and development capitalization	3,695	—	—
Total deferred tax assets	105,068	83,294	43,428
Valuation allowance	(102,957)	(80,226)	(42,435)
Deferred tax assets after valuation allowance	2,111	3,068	993
Deferred tax liabilities:
Depreciation and amortization	(736)	(1,429)	(993)
Right-of-use asset	(1,375)	(1,639)	—
Total deferred tax liabilities	(2,111)	(3,068)	(993)
Net deferred tax assets	$—	$—	$—

Due to the uncertainties surrounding the realization of deferred assets through future income, the Company has established a full valuation allowance against its deferred tax assets and, therefore, no benefit has been recognized for the net operating loss and other deferred tax assets. The valuation allowance increased by $22.7 million, $37.8 million, and $8.7 million during the years ending December 31, 2022, 2021, and 2020.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes, effective January 1, 2022. The mandatory capitalization requirement increases the Company’s deferred tax assets offset by a full valuation allowance.

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $374.7 million, of which $26.7 million begin to expire in the year 2030 and $348.0 million will carry over indefinitely. The Company also has state net operating loss carryovers of approximately $156.1 million available to reduce future taxable income, if any. The state carryforwards begin to expire beginning in the year 2030.

As of December 31, 2022, the Company had research and development credits carryovers for federal income tax purposes of approximately $0.1 million which expire beginning in the year 2031. The Company also has state research and development credit carryforwards of approximately $4.3 million as of December 31, 2022, which do not expire.

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

Uncertain tax positions

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Beginning balance	$2,194	$1,676	$1,058
Increases (decreases) related to current year tax positions	(875)	518	618
Ending balance	$1,319	$2,194	$1,676

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

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of the income tax provision. No such expenses were incurred in the years ended December 31, 2022, 2021 and 2020. The Company has not made any accruals for payment of interest related to unrecognized tax benefits.

Note 11. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year ended December 31,
	2022	2021	2020
Common stock options issued and outstanding	309,315	270,195	323,442
Restricted stock units	176,063	21,458	413
Shares issuable pursuant to ESPP	—	—	893
Total	485,378	291,653	324,748

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year ended December 31,
	2022	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(157,487)	$(157,754)	$(39,855)
Gain on extinguishment of Series C and Series C-1 convertible preferred stock	—	—	9,840
Net loss attributable to common stockholders, basic and diluted	$(157,487)	$(157,754)	$(30,015)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,968,432	1,944,857	394,405
Net loss per share attributable to common stockholders, basic and diluted	$(39.68)	$(81.11)	$(76.10)

Note 12. Subsequent events

Reverse stock split

On January 11, 2023, the Company announced that the Board had approved the Reverse Stock Split, and on January 17, 2023, the Reverse Stock Split was effected. The Company’s common stock began trading on a split-adjusted basis on January 18, 2023. The number of authorized shares and par values of the common stock were not adjusted as a result of this amendment.

Nashville office space lease

In January 2023, the Company entered into a lease agreement for approximately 17,572 square feet of office space located in Nashville, Tennessee. The initial term of the lease is 76 months commencing on the later of April 1, 2023 or the date of substantial completion of certain tenant improvements. The Company will have the right to extend the lease term once for additional 5 years. Total noncancelable lease payments are $3.1 million under the lease. The Company has an option to apply the tenant improvement allowance of $0.9 million against the lease payments.

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

As of December 31, 2022, our management, with the participation and supervision of our principal executive officer, our principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, principal financial, and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer, our principal financial officer and our principal accounting officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting and entity level controls described below, our disclosure controls and procedures were not effective as of December 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have implemented, and are in the process of reviewing, corrective actions taken to improve our internal control over financial reporting to remediate this material weakness, including (i) the hiring of additional qualified supervisory resources and finance department employees and (ii) the engagement of additional technical accounting consulting resources.

In addition, in connection with the preparation of our financial statements for the financial reporting periods ended September 30, 2021 and December 31, 2021, we identified a material weakness related to a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations. We have implemented and are in the process of implementing additional measures designed to enhance our compliance and risk management processes with respect to our operations in the healthcare industry to remediate this material weakness, including the hiring of additional qualified personnel, and the engagement of additional specialized consulting resources.

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

As of December 31, 2022, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We identified the following material weaknesses related to 1) a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions, and 2) a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations. Based on that assessment, our management concluded that our internal control over financial reporting as of December 31, 2022 were ineffective due to the existence of material weaknesses.

Item 9B. Other Information.

Eargo will host its 2023 Annual Meeting of Stockholders (the “Annual Meeting”) on June 7, 2023 at 11 A.M. Pacific Time. The Annual Meeting will be held entirely online. Information regarding how stockholders may attend, submit questions and vote online during the Annual Meeting will be set forth in the Company’s definitive proxy statement for the Annual Meeting. In order for a stockholder proposal under Rule 14a-8 or director nomination to be included in the proxy statement related to the Annual Meeting or otherwise to be properly brought before the Annual Meeting, stockholders must submit any such proposals or director nomination in writing by no later than April 3, 2023 to the Secretary of the Company at 2665 North First Street, Suite 300, San Jose, California 95134. Stockholders are advised to review our Amended and Restated Bylaws, which contain additional requirements for advance notice of stockholder proposals and director nominations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be included by Item 10 of Form 10-K will be included in the definitive proxy statement (the “Proxy Statement”) for our 2023 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed electronically with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A of the Exchange Act.

Item 11. Executive Compensation.

The information required to be included by Item 11 will be included in the Proxy Statement for our 2023 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be included by Item 12 will be included in the Proxy Statement for our 2023 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be included by Item 13 will be included in the Proxy Statement for our 2023 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required to be included by Item 14 will be included in the Proxy Statement for our 2023 Annual Meeting of Stockholders and such information is incorporated by reference herein.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by reference
Exhibit Number	Description	Form	Dated	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	First Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	10/13/2022	3.1

3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	1/17/2023	3.1

3.4	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 through 3.4 .

4.2	Form of Common Stock Certificate.	S-1	9/25/2020	4.2

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.†

10.1	Amended and Restated Investors’ Rights Agreement, dated July 13, 2020, by and among Eargo, Inc. and the investors listed therein.	S-1	9/25/2020	10.1

10.2(a)	2010 Equity Incentive Plan, as amended.#	10-K	3/16/2021	10.2(a)

10.2(b)	Form Agreements under 2010 Equity Incentive Plan, as amended.#	S-1	9/25/2020	10.2(b)

10.3(a)	2020 Incentive Award Plan, as amended through February 1, 2023.#†

10.3(b)	Form Agreements under the 2020 Incentive Award Plan.#	S-1	9/25/2020	10.3 (b)

10.3(c)	Form of Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan (Cash Settled Awards).#	10-K	5/13/2022	10.3(c)

10.4	2020 Employee Stock Purchase Plan.#†

10.5	Employment Agreement, by and between Eargo, Inc. and Christian Gormsen.#	S-1	9/25/2020	10.5

10.6	Employment Agreement, by and between Eargo, Inc. and William Brownie.#	S-1	9/25/2020	10.6

10.7	Employment Agreement, by and between Eargo, Inc. and Adam Laponis.#	S-1	9/25/2020	10.7

10.8	Promotion Letter by and between Eargo, Inc. and Mark Thorpe.#	8-K	1/18/2022	10.1

10.9	Employment Agreement by and between Eargo, Inc. and Mark Thorpe.#†

10.10	Non-Employee Director Compensation Program.#	S-1	9/25/2020	10.8

10.11	Form of Indemnification Agreement for directors, officers and certain other employees.	S-1	9/25/2020	10.9

10.12	Manufacturing Services Agreement, dated May 5, 2017, by and between Eargo, Inc. and Hana Microelectronics Co., Ltd.*	S-1	9/25/2020	10.10

10.13	Sublease Agreement, dated July 30, 2018, by and between Eargo, Inc. and Microchip Technology Incorporated.	S-1	9/25/2020	10.11

10.14	Office & Parking Lease, dated September 11, 2018, by and between Eargo, Inc. and SEV 8th and Division, LLC.	S-1	9/25/2020	10.12

10.15	Office Lease, dated January 11, 2023, by and between Eargo, Inc. and Nashland TT, LP.	8-K	1/13/2023	10.1

10.16	Loan and Security Agreement, dated June 6, 2018, by and among Eargo, Inc., Eargo Hearing, Inc. and Silicon Valley Bank, as amended by the First Amendment, dated January 31, 2019, as further amended by the Second Amendment, dated May 1, 2020, as further amended by the Third Amendment, dated September 9, 2020.	S-1	9/25/2020	10.14

		Incorporated by reference
Exhibit Number	Description	Form	Dated	Number
10.17	Manufacturing Agreement, dated August 21, 2018, by and between Eargo, Inc. and Pegatron Corporation.*	S-1	9/25/2020	10.15

10.18	First Amendment to Lease, dated February 19. 2021, by and between Eargo, Inc. and SEV 8th and Division, LLC.	10-Q	5/12/2021	10.1

10.19	Standard Form Office Lease, executed September 3, 2021, by and between Eargo, Inc. and GZI First North 1, LLC.	10-Q	5/13/2022	10.1

10.20	First Amendment to Lease, dated January 26, 2022, by and between Eargo, Inc. and GZI First North 1, LLC.	10-Q	5/13/2022	10.2

10.21	Settlement Agreement	8-K	5/02/2022	10.1

10.22	Note Purchase Agreement, dated June 24, 2022, by and among Eargo, Inc., Eargo Hearing, Inc., Eargo Screening, LLC, noteholders affiliated with Patient Square Capital and Drivetrain Agency Services, LLC, as administrative agent and collateral agent. +*	8-K	6/27/2022	10.1

10.23	Form of Indemnification Agreement entered into with Investor Directors. *	8-K	6/27/2022	10.2

10.24	Board Observer Agreement, dated June 24, 2022, by and between Eargo, Inc. and PSC Echo LP.*	8-K	6/27/2022	10.3

10.25	Investors’ Rights Agreement, dated June 24, 2022, by and between Eargo, Inc. and those certain investors set forth therein. +*	8-K	6/27/2022	10.4

10.26	Registration Rights Agreement, dated June 24, 2022, by and between Eargo, Inc. and those certain investors set forth therein.*	8-K	6/27/2022	10.5

21.1	List of subsidiaries.†

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.†

24.1	Power of Attorney (included in the signature page hereto).†

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101.INS	Inline XBRL Instance Document†

101.SCH	Inline XBRL Taxonomy Extension Schema Document†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†

Incorporated by reference
Exhibit Number	Description	Form	Dated	Number

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)†

# Indicates management contract or compensatory plan.

+ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

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

Eargo, Inc.

Date: March 23, 2023	By:	/s/ Christian Gormsen
Christian Gormsen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christian Gormsen, Adam Laponis and Christy La Pierre, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Name	Title	Date

/s/ Christian Gormsen Christian Gormsen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023

/s/ Adam Laponis Adam Laponis	Chief Financial Officer (Principal Financial Officer)	March 23, 2023

/s/ Mark Thorpe Mark Thorpe	Chief Accounting Officer (Principal Accounting Officer)	March 23, 2023

/s/ Donald Spence Donald Spence	Chair of the Board of Directors	March 23, 2023

/s/ Katie J. Bayne Katie J. Bayne	Director	March 23, 2023

/s/ Trit Garg, M.D. Trit Garg, M.D.	Director	March 23, 2023

/s/ Karr Narula Karr Narula	Director	March 23, 2023

/s/ Justin Sabet-Peyman Justin Sabet-Peyman	Director	March 23, 2023

/s/ David Wu David Wu	Director	March 23, 2023