Form 10-Q
period 2023-03-31
Eargo, Inc.
filed 2023-05-11
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 20,741,841 shares of common stock, par value $0.0001 outstanding.

i

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “objective,” “plan,” “ongoing,” “positioned,” “possible,” “potential,” “predict,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the impact on our business of the civil settlement agreement with the U.S. government that resolved the investigation by the U.S. Department of Justice (the “DOJ”) related to insurance claims for reimbursement submitted to various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, the extent to which we may be able to validate and establish additional processes to support the submission of claims for reimbursement to health plans under the FEHB program, and our ability to obtain, maintain or increase insurance coverage for our hearing aids in the future;
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
•
our expectations regarding our omni-channel business, including commercial partnerships with retailers, resellers and other distributors, and our ability to execute additional commercial partnerships and expand our customers’ experience of and access to our devices through such commercial partnerships;
•
our ability to attract and retain customers;
•
our expectations concerning additional orders by existing customers;
•
our expectations regarding the potential market size and size of the potential consumer populations for our products and any future products, including our ability to obtain, maintain or increase insurance coverage of, and reimbursement of insurance claims for, Eargo hearing aids, which is substantially dependent on, among other things, the outcomes of our efforts to validate and establish additional processes to support the submission of claims for reimbursement from various federal health plans, any third-party payor audits and pending regulations;
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
•
our ability to effectively manage our business in light of the civil settlement agreement with the U.S. government, any third-party payor claims audits and medical records reviews, purported securities class action and derivative litigations, and pending regulations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Eargo, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$79,776	$101,238
Accounts receivable, net	1,920	1,910
Inventories	4,837	5,036
Prepaid expenses and other current assets	11,104	7,846
Total current assets	97,637	116,030
Operating lease right-of-use assets	7,835	5,765
Property and equipment, net	6,430	7,441
Intangible assets, net	956	1,063
Goodwill	873	873
Other assets	779	906
Total assets	$114,510	$132,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,976	$6,504
Accrued expenses	8,114	12,715
Sales returns reserve	5,840	3,942
Other current liabilities	1,379	1,462
Lease liability, current portion	695	628
Total current liabilities	25,004	25,251
Lease liability, noncurrent portion	7,166	5,973
Total liabilities	32,170	31,224
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.0001 par value; 450,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 20,741,841 and 20,726,965 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	618,559	615,151
Accumulated deficit	(536,221)	(514,299)
Total stockholders’ equity	82,340	100,854
Total liabilities and stockholders’ equity	$114,510	$132,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Revenue, net	$11,813	$9,176
Cost of revenue	6,691	5,491
Gross profit	5,122	3,685
Operating expenses:
Research and development	4,605	5,847
Sales and marketing	13,401	13,290
General and administrative	9,908	14,934
Total operating expenses	27,914	34,071
Loss from operations	(22,792)	(30,386)
Other income (expense), net:
Interest income	870	5
Interest expense	—	(264)
Total other income (expense), net	870	(259)
Loss before income taxes	(21,922)	(30,645)
Income tax provision	—	—
Net loss and comprehensive loss	$(21,922)	$(30,645)
Net loss attributable to common stockholders, basic and diluted	$(21,922)	$(30,645)
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(15.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,734,403	1,966,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2022	20,726,965	$2	$615,151	$(514,299)	$100,854
Stock-based compensation	—	—	3,408	—	3,408
Release of restricted stock units	14,876	—	—	—	—
Net loss and comprehensive loss	—	—	—	(21,922)	(21,922)
Balance March 31, 2023	20,741,841	2	618,559	(536,221)	82,340

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2021	1,965,347	$—	$425,976	$(356,812)	$69,164
Stock-based compensation	—	—	3,024	—	3,024
Exercise of stock options	1,871	—	92	—	92
Restricted stock units cash settlement	—	—	(69)	—	(69)
Net loss and comprehensive loss	—	—	—	(30,645)	(30,645)
Balance March 31, 2022	1,967,218	$—	$429,023	$(387,457)	$41,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(21,922)	$(30,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,280	1,419
Stock-based compensation	3,408	2,985
Non-cash interest expense and amortization of debt discount	—	105
Non-cash operating lease expense	226	371
Bad debt expense	123	174
Loss on disposal of property and equipment	—	28
Changes in operating assets and liabilities:
Accounts receivable	(133)	120
Inventories	199	(75)
Prepaid expenses and other current assets	(3,510)	1,345
Other assets	(1,465)	665
Accounts payable	3,389	2,962
Accrued expenses	(4,601)	107
Sales returns reserve	1,898	(141)
Settlement liability	—	57
Other current and noncurrent liabilities	(83)	257
Operating lease liabilities	(139)	(84)
Net cash used in operating activities	(21,330)	(20,350)
Investing activities:
Purchases of property and equipment	(102)	(685)
Capitalized software development costs	(30)	(257)
Net cash used in investing activities	(132)	(942)
Financing activities:
Proceeds from stock options exercised	—	93
Restricted stock units settled in cash	—	(69)
Net cash provided by financing activities	—	24
Net decrease in cash and cash equivalents	(21,462)	(21,268)
Cash and cash equivalents at beginning of period	101,238	110,500
Cash and cash equivalents at end of period	$79,776	$89,232
Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$1,399	$—
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$30	$116
Stock-based compensation included in capitalized software costs	$—	$39
Convertible preferred stock issuance costs included in accounts payable	$—	$600

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

Reverse stock split

In January 2023, the Company effected a reverse split of shares of the Company’s common stock on a 1-for-20 basis (the “Reverse Stock Split”). The Company’s common stock began trading on a post-split basis on January 18, 2023. The number of authorized shares of the common stock was not adjusted as a result of the Reverse Stock Split. All share and per share data in these unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split was reclassified from common stock to additional paid-in capital.

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

Liquidity and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of March 31, 2023, the Company had cash and cash equivalents of $79.8 million and an accumulated deficit of $536.2 million.

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

The Company believes that, without an alternative future financing, its current resources are insufficient to satisfy its obligations as they become due within one year after the date that these unaudited condensed consolidated financial statements are issued. The negative cash flows and current lack of financial resources of the Company raise substantial doubt as to the Company’s ability to continue as a going concern. If the Company is unable to raise additional funding to meet its operational needs, it will be forced to limit or cease its operations.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting of Eargo, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023.

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

Significant accounting policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K.

Revenue recognition

The Company’s revenue is generated from the sale of products, including hearing aid systems and related accessories. Revenue is recognized when promised goods or services are transferred to end-use customers, distributors, or retail partners in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by following a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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
•
Concessions: Concessions are generally viewed as any post-execution change to the original agreement between the Company and customer that increase the customer’s rights or the Company’s obligations without a commensurate increase to the consideration due the Company. Concessions may take many forms and include, but are not limited to, (i) accepting returns that are not required under the terms of the original arrangement, (ii) reducing the arrangement fee, and (iii) extending the terms of payment. While the Company granted a price concession to its customers with unsubmitted and unpaid claims during the year ended December 31, 2022 (please see caption “DOJ investigation and settlement” in Note 1), the Company does not have an established history of providing concessions to its customers and has determined that no adjustments should made to the transaction price in the Company’s ongoing customer arrangements. However, for each reporting period, the Company will re-evaluate the occurrence and level of materiality of concessions and will assess any potential impact on the transaction price accordingly.

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

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment, provided all other revenue recognition criteria have been met. The Company does not have material contract liabilities related to unsatisfied performance obligations as of March 31, 2023.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of March 31, 2023, the Company has not experienced any losses on its deposit accounts and money market accounts. As of March 31, 2023, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

As of March 31, 2023, approximately 44% of the Company’s gross accounts receivable were due from its retail partner, Victra. During the three months ended March 31, 2023, the Company derived 22% of net revenue from sales to Victra. As of December 31, 2022, there was no credit risk concentration in the Company's accounts receivable. There was no concentration of revenue during the three months ended March 31, 2022.

3. Fair value measurements

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	March 31,	December 31,
	2023	2022
	(in thousands)
Raw materials	$352	$410
Finished goods	4,485	4,626
Total inventories	$4,837	$5,036

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Advanced payroll deposits	$2,939	$1,686
Insurance costs	2,166	78
Advances to suppliers	2,000	2,000
Software subscriptions	1,624	1,553
Marketing costs	1,275	1,709
Product launch fee	300	252
Other	800	568
Total prepaid expenses and other current assets	$11,104	$7,846

Property and equipment, net

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Capitalized software	$11,610	$11,579
Tools and lab equipment	5,218	5,087
Furniture and fixtures	2,440	2,440
Leasehold improvements	993	993
Computer and equipment	482	482
	20,743	20,581
Less accumulated depreciation and amortization	(14,313)	(13,140)
Total property and equipment, net	$6,430	$7,441

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 amounted to $1.2 million and $1.3 million, respectively, which includes amortization of capitalized software costs of $0.8 million and $1.0 million, respectively.

Intangible assets, net

Intangible assets, net consist of the following:

	March 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$744	$956
Other	290	290	—
Total intangible assets, net	$1,990	$1,034	$956

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$637	$1,063
Other	290	290	—
Total intangible assets, net	$1,990	$927	$1,063

Amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the estimated future amortization expense of finite-lived intangible assets, net as of March 31, 2023:

Amount
(in thousands)
Remainder of 2023	$318
2024	425
2025	213
Total	$956

Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$3,359	$8,070
Accrued warranty reserve	4,066	3,765
Refunds due to customers	639	580
Other accrued expenses	50	300
Total accrued expenses	$8,114	$12,715

Sales returns reserve

The sales returns reserve consists of the following activity:

	Three months ended March 31,
	2023	2022
	(in thousands)
Sales returns reserve, beginning balance	$3,942	$13,827
Reduction of revenue	7,409	4,584
Utilization of sales returns reserve	(5,511)	(4,725)
Sales returns reserve, ending balance	$5,840	$13,686

In September 2022, as part of the Pricing Concession, the Company recorded a decrease in its insurance-related sales return reserve liability of $11.3 million related to unsubmitted and unpaid claims, which was recorded against revenue in the consolidated statement of operations. Please see caption “DOJ investigation and settlement” in Note 1.

Allowance for credit losses

The allowance for credit losses consists of the following activity:

	Three months ended March 31,
	2023	2022
	(in thousands)
Allowance for credit losses, beginning balance	$158	$4,838
Charged to expense	123	174
Accounts written off, net of recoveries	(101)	(292)
Allowance for credit losses, ending balance	$180	$4,720

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Three months ended March 31,
	2023	2022
	(in thousands)
Accrued warranty reserve, beginning balance	$3,765	$4,014
Charged to cost of revenue	1,111	958
Utilization of accrued warranty reserve	(810)	(732)
Accrued warranty reserve, ending balance	$4,066	$4,240

5. Commitments and contingencies

Operating leases

Nashville office space lease

In January 2023, the Company entered into a lease agreement for approximately 17,572 sq. ft. of office space in Nashville, Tennessee. The tenant improvements of $0.9 million were funded by the Company and considered to be lessor-owned for accounting purposes. As such, the tenant improvement funding was recorded as part of the right-of-use asset. The Company recorded a right-of-use asset of $2.3 million and the corresponding lease liability of $1.4 million as of the commencement date in March 2023.

The initial term of the lease is 76 months with the option to extend the lease term once for additional 5 years. The Company has elected to apply the tenant improvement allowance of $0.9 million against the lease payments, and this amount was excluded from the operating lease liability. The right-of-use asset and corresponding lease liability for the Nashville lease were estimated using an incremental borrowing rate of 11.2%.

Operating lease costs and minimum lease payments

For the three months ended March 31, 2023, the Company incurred $0.4 million of operating lease costs. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the three months ended March 31, 2023.

As of March 31, 2023, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Amount
(in thousands)
Remainder of 2023	$849
2024	1,081
2025	1,635
2026	1,886
2027	1,945
Thereafter	3,066
Total minimum future lease payments	10,462
Present value adjustment for minimum lease commitments	(2,601)
Total lease liability	$7,861

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

The Company is also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and use taxes which have been claimed and remitted. The Company has estimated exposure and established reserves for its estimated sales tax audit liability.

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

Securities Class Action

On October 6, 2021, putative shareholder Joseph Fazio filed a purported securities class action against the Company and certain of its officers, captioned Fazio v. Eargo, Inc., et al., No. 21-cv-07848 (N.D. Cal. Oct. 6, 2021) (the “Fazio Action”). Plaintiff Fazio alleges that certain of the Company’s disclosures about its business, operations, and prospects, including reimbursement from third-party payors, violated federal securities laws. Fazio voluntarily dismissed his complaint on December 6, 2021. On November 4, 2021, putative shareholder Alden Chung filed a purported class action lawsuit substantially similar to the Fazio Action, captioned Chung v. Eargo, Inc., et al., No. 21-cv-08597 (N.D. Cal. Nov. 4, 2021) (the “Chung Action”). On November 10, 2021, putative shareholder IBEW Local 353 Pension Plan filed a purported class action substantially similar to the Fazio and Chung Actions and also asserting claims under the federal securities laws against current and former members of the Company’s Board of Directors (the “Board of Directors”) and the underwriters of the Company’s October 15, 2020 initial public offering of common stock, captioned IBEW Local 353 Pension Plan v. Eargo, Inc., et al., No. 21-cv-08747 (N.D. Cal. Nov. 10, 2021) (the “IBEW Action”). These class actions, which seek damages and other relief, were filed in the United States District Court for the Northern District of California. The Fazio and Chung Actions were brought purportedly on behalf of a class of investors who purchased or otherwise acquired Eargo securities between February 25, 2021 and September 22, 2021. The IBEW Local 353 Action was brought purportedly on behalf of a class of investors who purchased or otherwise acquired: (i) Eargo shares in or traceable to the Company’s October 15, 2020 initial public offering of common stock; and/or (ii) shares of Eargo common stock between October 15, 2020 and September 22, 2021. On January 5, 2022, the court consolidated the foregoing class actions (as consolidated, the “Securities Class Action”) under the caption In re Eargo, Inc. Securities Litigation, No. 21-cv-08597-CRB, and appointed IBEW Local 353 Pension Plan and Xiaobin Cai as Lead Plaintiffs and Bernstein Litowitz Berger & Grossmann LLP and Block & Leviton LLP as Lead Counsel. On May 20, 2022, Lead Plaintiffs filed a consolidated amended complaint, which purported to extend the class period through March 2, 2022. Defendants filed a motion to dismiss on July 29, 2022. The Court granted the defendants’ motion to dismiss on February 14, 2023. Plaintiffs filed a second amended complaint on March 16, 2023 and defendants filed a second motion to dismiss on April 21, 2023. Plaintiffs have until May 26, 2023 to file an opposition to defendants’ motion.

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

Proxy Statement Class Action

On September 14, 2022, putative shareholder Adam C. Wolfe filed a purposed securities class action against members of the Board of Directors and the Company as nominal defendant, captioned Wolfe v. Gormsen, et al., No. 2022-0812-MTZ (Del. Ch. Sept. 14, 2022) (the “Wolfe Action”). Plaintiff Wolfe asserted, among other things, breaches of fiduciary duty by the Board of Directors in connection with the Note issuance, as well as that the Company’s proxy statement omitted material information concerning the Note issuance. Plaintiff Wolfe sought injunctive relief and attorneys’ fees and costs, among other remedies. Although the Company believes no supplemental disclosures were required under applicable law, to alleviate the costs, risks and uncertainties inherent in litigation, avoid any potential delay in the Company’s annual meeting of stockholders or the Company’s rights offering and provide additional information to its stockholders, on October 3, 2022, the Company filed a Current Report on Form 8-K to voluntarily supplement its proxy statement disclosures. On October 17, 2022, Plaintiff Wolfe filed a notice of dismissal with the court, which the court granted on October 24, 2022. On March 15, 2023, the parties agreed that the Company would pay $249,500 to Plaintiff Wolfe’s counsel in full satisfaction of Plaintiff Wolfe’s claim for attorneys’ fees and expenses in the Wolfe Action. The court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. As of December 31, 2022, the Company recorded a settlement liability in such amount in the consolidated balance sheet, which amount was paid during the three months ended March 31, 2023.

6. Stock-based compensation

Total stock-based compensation is as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$42	$22
Research and development	653	985
Sales and marketing	890	637
General and administrative	1,823	1,341
Total stock-based compensation	$3,408	$2,985

Equity incentive plans

As of March 31, 2023, 218,330 shares of common stock were issuable upon the exercise of outstanding awards under the 2010 Equity Incentive Plan. As of March 31, 2023, the Company had reserved 3,930,595 shares of common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”), of which 1,249,144 were available for issuance in connection with grants of future awards.

Service-based stock options

Service-based stock option activity for the three months ended March 31, 2023 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2022	309,315	$82.08	5.60	$—
Grants	1,224,374	11.55
Cancelled or forfeited	(27,880)	62.27
Balance March 31, 2023	1,505,809	$25.00	8.92	$—
Vested and exercisable at March 31, 2023	217,101	$70.17	5.17	$—

The weighted-average grant-date fair value of service-based stock options granted during the three months ended March 31, 2023 was $8.13 per share. As of March 31, 2023, the unrecognized stock-based compensation related to outstanding unvested service-based stock options was $14.5 million, which the Company expects to recognize over a remaining weighted-average period of approximately 4.5 years.

The following assumptions were used to estimate the grant date fair value of the service-based options granted during the three months ended March 31, 2023:

Black-Scholes model assumptions:
Expected volatility	76.5 - 77.0%
Expected term, years	6.4 - 6.5
Risk-free interest rate	3.45% - 4.09%
Dividend yield	—

Market-based stock options

During the three months ended March 31, 2023, the Company granted options to purchase an aggregate of 1,224,370 shares of common stock that include a market condition (the “Market-Based Options”). The Market-Based Options vest on the date on which the volume-weighted average closing price of the Company’s common stock equals or exceeds $20.00 per share over 360 consecutive calendar days within a specified period that starts after the grant date. The Market-Based Options vesting is subject to continued service through the applicable vesting date. Prior to March 31, 2023, 13,625 shares were forfeited due to the termination of service by the grantees.

During the three months ended March 31, 2023, the fair value of the Market-Based Options was estimated as of the grant dates using the Monte Carlo simulation using the following assumptions:

Monte Carlo simulation assumptions:
Expected volatility	76.5 - 77.0%
Cost of equity	25.0%
Risk-free interest rate	3.39% - 3.93%
Dividend yield	—

The Market-Based Options have exercise prices equal to the closing prices of the Company’s common stock on the applicable grant dates. The weighted-average grant-date fair value of the Market-Based Options granted during the three months ended March 31, 2023 was $6.36 per share. The Company will recognize the aggregate fair value of the Market-Based Options of $7.8 million as compensation expense over the derived service period of approximately 1.6 years.

As of March 31, 2023, the unrecognized stock-based compensation related to Market-Based Options was $6.9 million, which the Company expects to recognize over a remaining weighted-average period of approximately 1.5 years.

Restricted stock units

RSUs granted under the 2020 Plan represent share-based awards that generally entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the satisfaction of the vesting restrictions.

RSU activity for the three months ended March 31, 2023 is set forth below:

	Number of shares	Weighted average grant date fair value per share

Balance December 31, 2022	176,063	$101.76
RSUs vested	(14,876)	155.29
RSUs forfeited	(4,048)	93.22
Balance March 31, 2023	157,139	$96.90

As of March 31, 2023, total unrecognized stock-based compensation related to unvested RSUs was $14.2 million, which the Company expects to recognize over a remaining weighted-average period of approximately 3.2 years.

Employee stock purchase plan

As of March 31, 2023, the Company reserved 282,384 shares of common stock for issuance under the 2020 Employee Stock Purchase Plan (the “ESPP”), of which 273,738 were available for future issuance. The ESPP was suspended on November 9, 2021, and there were no offering periods in effect through March 31, 2023.

7. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31, 2023	March 31, 2022
Service-based options issued and outstanding	1,505,809	267,705
Market-based options issued and outstanding	1,210,745	—
Restricted stock units	157,139	102,009
Total	2,873,693	369,714

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and for a full understanding of Eargo’s results of operations and financial condition, in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2022 contained in the Company’s Form 10-K filed on March 23, 2023. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this item, including statements regarding factors affecting our business, trends and uncertainties, are forward-looking statements. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We market and sell our hearing aids primarily in a direct-to-consumer format with a personalized, consumer-centric approach. Our commercial organization consists of a marketing team with deep experience in consumer-focused brand and performance marketing, a team of inside sales consultants, retail field sales team, and a dedicated customer support team.

We believe that our differentiated hearing aids and consumer-oriented approach have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 116,000 Eargo hearing aid systems shipped, net of returns, as of March 31, 2023. To date, all our revenue has been generated from customers in the United States.

For the three months ended March 31, 2023, we generated net revenue of $11.8 million, an increase of $2.6 million from the three months ended March 31, 2022. Our gross systems shipped during the three months ended March 31, 2023 were 8,705, compared to 5,773 during the comparable period in 2022. The increase in shipment volume was largely driven by our commercial arrangement with Victra, our retail partner, launched in the fourth quarter of 2022.

Our net losses were $21.9 million and $30.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $536.2 million. We expect to continue to incur losses for the foreseeable future. As of March 31, 2023, we had cash and cash equivalents of $79.8 million, which are available to fund operations. As of March 31, 2023, we had no debt outstanding.

DOJ investigation and settlement

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

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation related to our role in claim submissions to various federal employee health plans under the FEHB program. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. The allegations did not pertain to the quality or performance of our product. The settlement agreement provided for our payment of approximately $34.4 million to the U.S. government and resolved allegations that we submitted or caused the submission of claims for payment to the FEHB program using unsupported hearing loss-related diagnostic codes. We recorded a settlement liability of $34.4 million in the consolidated balance sheets as of December 31, 2021. The settlement amount was recorded as a reduction of revenue in the third quarter of 2021. On May 2, 2022, we paid the settlement amount.

The settlement with the U.S. government may not resolve all of the claims audits initiated by various third-party payors; however, as of April 13, 2023, we are no longer subject to prepayment review of claims by the third-party payor with whom historically we had the largest volume.

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

Following the United States Food and Drug Administration (“FDA”) final rule regarding the creation of a new category of over-the-counter (“OTC”) hearing aids (the “OTC Final Rule”), we have focused efforts on transitioning to the new OTC framework and expanding our omni-channel approach, including exploring select additional commercial partnerships, retail, and other distribution opportunities. For example, we have a commercial arrangement with Victra, one of America’s largest wireless retailers, to facilitate access to our hearing screeners and demonstrate our devices at approximately 1,500 Victra store locations across the country, where customers may purchase or order Eargo hearing aids.

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

We believe that the OTC Final Rule will continue to facilitate opportunities to execute commercial partnerships and thereby continue expanding our customers’ ability to learn about our hearing aids, obtain general information about their hearing through our current hearing screeners, and experience our devices in person prior to purchasing or ordering directly at retail locations.

Once a customer purchases Eargo hearing aids, whether directly through us or through one of our partners, distributors, or authorized resellers, they can be connected to one of our hearing professionals, who provide complimentary and convenient support by phone, chat or e-mail. Our hearing professionals and customer care team remain available to provide unlimited support for as long as the customer owns an Eargo device. Additionally, we provide short, online training videos and other resources that customers can access online. The combination of these services allows us to deliver remote customer support in an efficient and streamlined manner.

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

Changes to the regulatory landscape

Hearing aids are considered medical devices subject to regulation by the FDA. On August 17, 2022, the FDA published the OTC Final Rule, which established new regulatory categories for OTC and prescription hearing aids. The OTC Final Rule implements relevant provisions of the FDA Reauthorization Act of 2017 (“FDARA”), which set forth requirements for the FDA to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. Following publication of a proposed rule in October 2021, the FDA issued its OTC Final Rule with requirements for labelling, conditions of sale, performance standards, design requirements and other provisions under which manufacturers may elect to market hearing aids as either OTC or prescription devices, or both. In addition, under FDARA, the OTC hearing aid controls promulgated in the OTC Final Rule preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The OTC Final Rule became effective on October 17, 2022, although certain previously marketed devices had until April 14, 2023 to come into compliance with the OTC Final Rule.

We have marketed in the past, and continue to market, certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and Eargo 6 hearing aids under the “self-fitting” regulation at 21 CFR 874.3323. In December 2022, we received FDA 510(k) clearance for Eargo 5 and Eargo 6 as Class II self-fitting air-conduction hearing aids. Additionally, in January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting device. As of April 14, 2023, the compliance date for previously marketed devices, we market our devices as OTC hearing aids. We may also seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule.

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

Insurance-related business

A significant portion of our revenue has historically been dependent on payments from third-party payors; for example, in the year ended December 31, 2021, 44% of total gross systems shipped were to customers with potential insurance coverage. Historically, we submitted claims on behalf of our customers to a concentrated number of third-party payors under certain benefit plans, and substantially all such claims related to the FEHB program. See “—DOJ investigation and settlement” for a discussion of the DOJ investigation and settlement.

The Company accepts insurance benefits as a direct method of payment in certain circumstances, a practice we refer to as “direct plan access.” In “direct plan access,” we submit an insurance claim on behalf of an Eargo customer to their insurance plan or support an Eargo customer in their own claim submission, and the customer’s insurance benefits are utilized for the purchase, in whole or in part. Common forms of utilization can include, but are not limited to, co-pay, payment by a third-party payor to either Eargo or the customer, reimbursement by a third-party payor to the customer, or application toward a customer’s deductible.

Our direct plan access insurance-based business accepts insurance benefits as a method of direct payment when the customer has undergone testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. We are evaluating additional alternatives for testing or establishing medical necessity, including contracting with third parties or existing networks, and/or establishing a management services organization, separate from our existing corporate structure, that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and resources, including development of additional internal processes, training, compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements.

We are also seeking to establish further relationships with benefits managers or managed care providers. Employer self-funded plans or other health plans may at times contract with benefits managers or managed care providers for the administration of supplemental benefits, including hearing aid benefits or general “over-the-counter” benefits. Benefits managers are responsible for selecting vendors whose products or services are eligible to be covered by the supplemental benefits. The vendors themselves, or Eargo in this role, are not responsible for claims submissions but instead fulfill the product order from the customer through the benefits manager.

See “—DOJ investigation and settlement” for more information as well as the Risk Factors titled, “We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program” and “We are subject to risks from legal proceedings, investigations, and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.”

Efficient acquisition of new customers

We have made significant investments in sales and marketing to build a strong brand, achieve broad awareness of our Eargo system, acquire new customers and convert sales leads. From December 8, 2021 until September 15, 2022, as a result of the DOJ investigation (as further described in “—DOJ investigation and settlement”), we did not accept insurance as a direct method of payment to the Company (referred to as “direct plan access”). Instead, all sales within such timeframe were to customers we refer to as “cash-pay” customers, which includes upfront payment, credit card, third-party financing, and third-party distributor, authorized reseller or partner payments.

We have refocused our sales and marketing efforts and related spend to prioritize conversion of cash-pay consumer leads into satisfied customers. While we intend to continue to work with third-party payors with the objective of validating and establishing additional processes to support any future claims that we may submit for reimbursement, we may not be able to arrive at additional processes or submit future claims in sufficient volume to meaningfully restore or expand our insurance-based business. The shift to a primarily “cash-pay” model, with limited volume from our customers using insurance benefits as a direct method of payment to Eargo, will likely result in a sustained increased cost of customer acquisition and require significant sales and marketing investments, based on the historically lower conversion rate for cash-pay customers as compared to direct plan access insurance customers.

We anticipate that our omni-channel expansion to various third-party distributors, including in such third parties’ retail locations, may allow for a more streamlined sales process and help mitigate the low volume of direct plan access insurance customers using insurance as a direct payment method; however, it may not ultimately reduce our cost of customer acquisition due to new sales and marketing initiatives related to such expansion. Cost-savings measures may need to be implemented in order to drive cost-efficient cash-pay customer acquisition and offset the significantly higher return rates historically applicable to cash-pay customers.

Sales returns rate

Our return policy generally allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states, and can be extended under certain circumstances. Historically, the most commonly cited reason for returning our hearing aids is unsatisfactory fit, which we believe is a by-product of our direct-to-consumer model and online distribution that results in nearly all of our customers ordering our product without trying it first. The next most cited reason for returns is that our hearing aids do not provide sufficient audio amplification.

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our returns rate impacts our reported net revenue and gross profit or loss. Sales returns rates, as defined under “—Key business metrics,” were 34% for the year ended December 31, 2022 and 37% for the three months ended March 31, 2023.

New product introductions

We believe that the continued introduction of new products with product enhancements is critical to maintaining existing customers, attracting new customers, achieving market acceptance of our products and maintaining or increasing our competitive position in the market.

Our technical capabilities and commitment to innovation have allowed us to deliver product enhancements on a rapid development timeline and support a compelling new product roadmap that we believe will continue to differentiate our competitive position over the next several years. With the full commercial launch of the Eargo 7 in February 2023, we have now launched seven generations of our hearing aids since 2017, with each iteration having increased functionality and improved sound quality, amplification, connectivity, noise reduction, physical fit, comfort, water resistance and ease-of-use, while reducing costs of goods.

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

Recruitment and retention of personnel

Our success depends in part upon our continued ability to recruit, retain and motivate high-quality employees, including management, administrative, our clinical and scientific personnel and our direct sales force (among others). Competition for qualified personnel can be intense due to the limited number of individuals possessing the requisite training, skill and experience we require. As a result of uncertainty created by the DOJ investigation, we temporarily suspended our practice of granting equity awards, suspended our employee stock purchase plan and deferred the settlement of outstanding restricted stock units, in each case effective as of November 9, 2021. We resumed granting RSUs on March 18, 2022 and resumed granting stock option awards on August 23, 2022. However, as of February 1, 2023, we have again suspended our practice of granting RSUs.

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

Future suspension of equity awards, including of our practice of granting RSUs, and reductions in workforce, in addition to any negative perceptions of employment with us as a result of the DOJ investigation and the settlement with the U.S. government, could continue to adversely affect employee morale and have a material adverse impact on our ability to recruit, retain and motivate the high-quality employees critical to our operations, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

As of May 8, 2023, the PSC Stockholder held 15,821,299 shares, representing approximately 76.3% of our outstanding common stock. As a result of Patient Square’s ownership position, we are considered a “controlled company” within the meaning of the marketplace rules (the “Listing Rules”) of the Nasdaq Stock Market (“Nasdaq”) and Patient Square may be able to determine all matters requiring stockholder approval.

Reverse Stock Split

On October 12, 2022, at our 2022 annual meeting of stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock, at a ratio in the range of 1-for-5 to 1-for-50, with such ratio to be determined by the Board. On January 11, 2023, we announced that the Board had approved a 1-for-20 reverse stock split (the “Reverse Stock Split”), and on January 17, 2023, the Reverse Stock Split was effected. Our common stock began trading on a split-adjusted basis on January 18, 2023. All share and per share information presented in this Quarterly Report on Form 10-Q has been retrospectively adjusted to reflect the Reverse Stock Split.

Macroeconomic environment

Our business, results of operation and financial condition are dependent on macroeconomic conditions. We face domestic as well as global macroeconomic challenges, particularly in light of the effects of inflationary trends, uncertainty or volatility in the banking system and financial markets, the COVID-19 pandemic, and geopolitical events (such as the conflict in Ukraine and tensions across the Taiwan Strait).

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

We believe the COVID-19 pandemic accelerated the pace of consumer awareness of our vertically integrated remote customer support model and facilitated customer adoption of the same. Shelter-in-place restrictions and increased reluctance of consumers to conduct in-person activities, particularly among older individuals that comprise a majority of the population needing hearing aids, resulted in increased knowledge of our business and sales and a potential acceleration of consumer acceptance of our primarily direct-to-consumer business model. However, we cannot be sure whether this trend in consumer behavior will persist or if consumers will instead return to pre-pandemic patterns. In addition, the benefits of such trends in consumer behavior, to the extent they persist, may be outweighed by other macroeconomic factors, including, but not limited to, inflationary pressures and financial market volatility, which can adversely impact consumer confidence and result in lower discretionary consumer spending. If these macroeconomic pressures continue or increase, we may experience an adverse impact on demand for our products.

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

For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section titled “Risk Factors” in Item 1A of Part II in this Quarterly Report on Form 10-Q.

Key business metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the following key business metrics, each of which is an important measure that represents the state of our business:

•
Gross systems shipped. We define our gross systems shipped as the number of hearing aid systems shipped during the period. Since our public disclosure of the DOJ investigation on September 22, 2021 and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, we have experienced and may continue to experience a material decline in gross systems shipped. Beginning on September 15, 2022, we resumed accepting insurance benefits as a method of direct payment in certain limited circumstances and for which revenue is and has been recognized. Continued negative publicity, including in relation to the DOJ investigation and settlement and other legal proceedings could further harm our reputation and lead to a further decline in gross systems shipped. See “—DOJ investigation and settlement ” and “—Factors affecting our business.”
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

The following table details the number of gross systems shipped and sales returns rates for the periods presented below:

	Three months ended
	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023
Gross systems shipped	5,773	4,455	5,156	8,863	8,705
Sales returns rate	33.9%	33.3%	32.3%	34.9%	37.4%

During the three months ended March 31, 2023 and 2022, Eargo shipped 8,705 and 5,773 gross hearing aid systems, respectively. Shipments to customers with potential insurance coverage were less than 1% in each period. The increase in shipments on a year-to-date basis was primarily attributable to our commercial arrangement with Victra, our largest retail partner, which launched during the fourth quarter of 2022. The sales returns rate in the first quarter of 2023 was primarily impacted by a higher return accrual rate for systems sold to Victra.

We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while sales returns rates are an indicator of expected reductions to revenue as well as change in customer mix and factors affecting the returns rates by customer type.

Due to the historically higher return rate for cash-pay customers as compared to insurance customers, we expect that revenue, gross profit and gross margin may remain depressed as compared to prior periods for so long as there is minimal volume from our customers using insurance benefits as a direct method of payment to Eargo; however, we are currently unable to predict the long-term impact that the expansion of our omni-channel strategy (including retail and other partners) will have on our return rate for cash-pay customers, and the impact any such change may have on our revenue, gross profit and gross margin.

Components of our results of operations

See the discussion under “—DOJ investigation and settlement,” which describes a variety of circumstances currently affecting our business and results of operations, and which require that we continually evaluate and adapt our business model and expenditures as new information becomes available.

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

Research and development expenses

Research and development (“R&D”) expenses consist primarily of engineering and product development costs to develop and support our products, regulatory expenses, non-recurring engineering and other costs associated with products and technologies that are in development, as well as related overhead costs. These expenses include personnel-related costs, including salaries and stock-based compensation, supplies, consulting fees, prototyping, testing, materials, travel expenses, depreciation and allocated facility overhead costs. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions and related overhead costs.

Sales and marketing expenses

Our sales and marketing expenses have generally been the largest component of our operating expenses and consist primarily of personnel-related costs, including salaries and stock-based compensation, direct and channel marketing, advertising and promotional expenses, consulting fees, public relations costs and allocated facility overhead costs. Sales and marketing personnel include our retail field sales team, and a direct sales force consisting of inside sales consultants, hearing professionals, marketing professionals and related support personnel. We expect our sales and marketing expenses to fluctuate over time as a percentage of revenue. In response to the factors discussed in “—DOJ investigation and settlement,” we have reduced sales and marketing resources that were previously focused on insurance customers to prioritize the conversion of cash-pay consumers into satisfied customers, including the 2021 and 2022 reductions in force.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

	Three months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$11,813	$9,176	$2,637	28.7%
Cost of revenue	6,691	5,491	1,200	21.9
Gross profit (loss)	5,122	3,685	1,437	39.0
Operating expenses:
Research and development	4,605	5,847	(1,242)	(21.2)
Sales and marketing	13,401	13,290	111	0.8
General and administrative	9,908	14,934	(5,026)	(33.7)
Total operating expenses	27,914	34,071	(6,157)	(18.1)
Loss from operations	(22,792)	(30,386)	7,594	(25.0)
Other income (expense), net:
Interest income	870	5	865	*
Interest expense	—	(264)	264	*
Total other income (expense), net	870	(259)	1,129	*
Loss before income taxes	(21,922)	(30,645)	8,723	(28.5)
Income tax provision	—	—	—	*
Net loss and comprehensive loss	$(21,922)	$(30,645)	$8,723	(28.5)%

* Not meaningful

Revenue, net

	Three months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$11,813	$9,176	$2,637	28.7%

Gross systems shipped during the three months ended March 31, 2023 were 8,705, compared to 5,773 during the comparable period in 2022. Revenue, which is reported net of consideration payable to customers and expected returns, increased by $2.6 million, from $9.2 million during the three months ended March 31, 2022 to $11.8 million during the three months ended March 31, 2023. The increase in shipment volume and related revenue was largely driven by our commercial arrangement with Victra, a retail partner, launched in the fourth quarter of 2022, partially offset by the corresponding increase in our sales return rate.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Cost of revenue	$6,691	$5,491	$1,200	21.9%
Gross profit	5,122	3,685	1,437	39.0%
Gross margin	43.4%	40.2%

Cost of revenue increased by $1.2 million, or 21.9%, from $5.5 million during the three months ended March 31, 2022 to $6.7 million during the three months ended March 31, 2023. Cost of revenue increased as we shipped more systems during the first quarter of 2023. Gross margins during the three months ended March 31, 2023 and 2022 were 43.4% and 40.2%, respectively. The improvement in gross margins was related to the reduction in our cost of revenue per unit sold in the first quarter of 2023.

Research and development (R&D)

	Three months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Research and development	$4,605	$5,847	$(1,242)	(21.2)%

R&D expenses decreased by $1.2 million, or 21.2%, from $5.8 million during the three months ended March 31, 2022 to $4.6 million during the three months ended March 31, 2023. The change was primarily due to a net decrease of $0.7 million in personnel-related costs, including a decrease in stock-based compensation, and a net decrease of $0.5 million in third-party costs.

Sales and marketing

	Three months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Sales and marketing	$13,401	$13,290	$111	0.8%

Sales and marketing expenses increased by $0.1 million, or 0.8%, from $13.3 million during the three months ended March 31, 2022 to $13.4 million during the three months ended March 31, 2023. The activity was primarily due to increases in personnel and personnel-related costs of $0.7 million driven in part by increased investment in our retail field sales and insurance teams, offset by decreases in direct marketing, advertising and promotional expenses of $0.6 million.

General and administrative

	Three months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%
General and administrative	$9,908	$14,934	$(5,026)	(33.7)%

General and administrative expenses decreased by $5.0 million, or 33.7%, from $14.9 million during the three months ended March 31, 2022 to $9.9 million during the three months ended March 31, 2023. The change was primarily due to a decrease of $5.7 million relating to general corporate costs primarily related to legal, consulting and other professional fees that in the first quarter of 2022 were driven by activities related to litigation, financing and compliance matters, offset by a net increase of $0.9 million in personnel and personnel-related costs driven primarily by increased investments in our compliance and insurance teams.

Interest income

	Three months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Interest income	$870	$5	$865	*

Interest income was $0.9 million during the three months ended March 31, 2023. The increase in interest income was primarily attributable to the increased interest rates on cash balances.

Liquidity and capital resources

Sources of liquidity and operating capital requirements

Since our inception, we have incurred net losses and negative cash flows from operations. We have funded our operations primarily from the net proceeds received from the sale of our equity securities, indebtedness and revenue from the sale of our products. In 2022, these activities included the Patient Square transactions and the Rights Offering.

As of March 31, 2023, we had cash and cash equivalents of $79.8 million, which are available to fund our operations. Cash and cash equivalents include amounts deposited in financial institutions regulated by the FDIC. The FDIC insures cash deposits of up to $250,000. We regularly maintain cash balances in deposit accounts in excess of the FDIC-insured limits. Additionally, our cash equivalents are held in accordance with cash sweep arrangements with financial institutions, which amounts are invested in money market accounts that are neither included on the balance sheets of such financial institutions nor insured by the FDIC. According to our cash sweep arrangements, we believe we should be recognized by the FDIC as the owner of such assets in the event of such financial institution’s failure, such as the March 10, 2023 closure of SVB. While we have regained access to our funds at SVB and are evaluating our banking relationships, future disruptions of financial institutions where we bank or disruptions of the financial services industry in general could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. In addition, even if we lack exposure to the uncertainty or volatility of one or more financial institutions, the impact of financial institution volatility on our partners, customers or suppliers may also impact our business and financial condition.

Our net losses were $21.9 million and $30.6 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $536.2 million as of March 31, 2023. We expect to incur additional substantial losses in the foreseeable future. We believe that without any future financing, our current resources are insufficient to satisfy our obligations as they become due within one year after the date that the financial statements are issued. Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. See the Risk Factors titled, “Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. Our future capital requirements may be substantial, and if we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets.”

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

Our ability to raise additional capital to meet our expected future capital requirements or for other purposes will depend on many factors, including but not limited to the following:

•
investor confidence in our ability to continue as a going concern;
•
the timing, receipt and amount of sales from our current and future products;
•
the costs involved in resolving third-party claims audits as well as other legal proceedings and their duration and impact on our business generally;
•
the availability of insurance coverage for our hearing aid devices, and any costs associated with reimbursement and compliance, including following the implementation of the OTC Final Rule (which may lead insurance providers to take actions limiting our ability to access insurance coverage), and any resulting changes to our business model, including a potential long-term shift to a primarily “cash-pay” model, with limited volume from our customers using insurance benefits as a method of direct payment to Eargo, which would likely result in a sustained increased cost of customer acquisition;
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
•
the extent to which we acquire or invest in businesses; and
•
uncertainty or volatility in the market generally, including as a result of increasing interest rates and inflation.

Our liquidity is subject to various risks, including the risks identified in the section titled “Risk Factors” in Item 1A of Part II. While the extent to which we are able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, and the future impacts of the implementation of the FDA’s new OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage) is difficult to assess or predict at this time, since the announcement of the DOJ investigation and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, there has been and may continue to be a significant reduction in shipments, revenue and gross margin. If this trend continues, it could negatively impact our liquidity and working capital, including by impacting our ability to access any additional capital.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(21,330)	$(20,350)
Net cash used in investing activities	(132)	(942)
Net cash provided by financing activities	—	24
Net decrease in cash and cash equivalents	$(21,462)	$(21,268)

Operating activities

During the three months ended March 31, 2023, cash used in operating activities was $21.3 million, attributable to a net loss of $21.9 million and a net change in our net operating assets and liabilities of $4.4 million, which was offset by non-cash charges of $5.0 million. Non-cash charges primarily consisted of $3.4 million in stock-based compensation, $1.3 million in depreciation and amortization expense, $0.2 million in non-cash operating lease expense, and $0.1 million in bad debt expense. The change in our net operating assets and liabilities was primarily due to a $4.6 million decrease in accrued expenses, $3.5 million increase in prepaid expenses and other current assets, and $1.5 million increase in other assets, offset by $3.4 million increase in accounts payable and $1.9 million increase in sales returns reserve.

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

Investing activities

During the three months ended March 31, 2023, cash used in investing activities was $0.1 million related to the purchase of property and equipment and payments for capitalized software development costs.

During the three months ended March 31, 2022, cash used in investing activities was $0.9 million, which consisted of $0.7 million related to the purchase of property and equipment and approximately $0.3 million in capitalized costs related to the development of internal use software.

Financing activities

There was no cash used in financing activities during the three months ended March 31, 2023.

During the three months ended March 31, 2022, cash provided by financing activities was less than $0.1 million and consisted of the stock options exercises proceeds, partially offset by amounts paid to settle restricted stock units.

Critical accounting estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions regarding the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent accounting pronouncements

Management does not believe that any recently issued accounting pronouncements and other authoritative guidance with the effective dates in the future will have material impact on Eargo’s financial position or results of operations when implemented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of March 31, 2023 and December 31, 2022 consisted of $79.8 million and $101.2 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

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

As of March 31, 2023, our management, with the participation and supervision of our principal executive officer, our principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, principal financial, and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer, our principal financial officer, and our principal accounting officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting and entity level controls described below, our disclosure controls and procedures were not effective as of March 31, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer, and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition, in connection with the preparation of our financial statements for the financial reporting periods ended September 30, 2021 and December 31, 2021, we identified a material weakness related to entity level controls related to a lack of sufficient qualified healthcare industry compliance and risk management resources, including those necessary to provide appropriate oversight, monitor compliance, and to identify and mitigate risks with respect to the financial reporting and disclosures of our operations. We have implemented and are in the process of implementing additional measures designed to enhance our compliance and risk management processes with respect to our operations in the healthcare industry to remediate this material weakness, including the hiring of additional qualified personnel, and the engagement of additional specialized consulting resources.

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
•
If the quality of our hearing aid products does not meet consumer expectations, or if our products wear out more quickly than expected or otherwise suffer from unanticipated product issues, then our brand and reputation or our business could be adversely affected.
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

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation. Pursuant to the settlement agreement, we paid approximately $34.4 million to the U.S. government. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. Additionally, following the settlement with the U.S. government, a payor audit related to claims submitted for customers with FEHB plans remains in process, although as of April 13, 2023, we are no longer subject to prepayment review of claims by the third-party payor with whom historically we had the largest volume. While we intend to continue to work with applicable third-party payors with the objective of validating and establishing additional processes to support any future claims that we may submit for reimbursement and, as of September 15, 2022, we have begun to accept insurance benefits as a method of direct payment again under certain limited circumstances, we may not be able to arrive at additional processes or submit future claims, including under the FEHB program, in sufficient volume to meaningfully restore or expand our insurance-based business. For example, we do not currently conduct in-person hearing tests, and it is possible that in-person testing would be required to support any claims submissions, representing a significant change from our past processes and direct-to-customer business model that may adversely impact the attractiveness of our offerings to customers.

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

Beginning on September 15, 2022, we resumed our direct plan access insurance-based business, accepting insurance benefits as a method of direct payment in certain limited circumstances, when the customer has undergone testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. A portion of the claims we have submitted since instating this process are pending adjudication by the payors (primarily due to prepayment review of claims by the third-party payor with whom historically we had the largest volume); although the majority of the claims we have submitted for reimbursement have been approved for payment and/or paid, others have been denied and are currently in the appeals process. As of April 13, 2023, we are no longer subject to prepayment review of claims by the third-party payor with whom historically we had the largest volume; however, third-party payors periodically conduct pre- and post-payment reviews, including audits of previously submitted claims, and we cannot provide any assurances as to whether we will not be subject to any such reviews or audits in the future, including by such payor.

We are evaluating additional alternatives for testing or establishing medical necessity, including but not limited to contracting with third parties or existing networks and/or establishing a management services organization separate from our existing corporate structure that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and related activities, including, but not limited to, development of additional internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the efficacy of the processes that we have established or the efficacy of additional processes that may be established in the future. If we are unable to successfully implement alternatives for testing or to otherwise establish additional processes to support claims that we may submit for reimbursement, we expect that we may not be able to submit future claims in sufficient volume to meaningfully restore or expand the amount of our insurance-based business related to direct plan access.

Further, the OTC Final Rule may lead payors to take additional actions further limiting our ability to access insurance coverage, or there may be a delay in accessing insurance coverage as payors seek to address the new OTC framework in their offered benefits, if at all, any of which may have a material adverse effect on our financial condition, results of operations or cash flows. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed, and certain carriers, including the third-party FEHB carrier with whom historically we had the largest volume, excluded from coverage so-called “over-the-counter” hearing aids and enhancement devices (such as personal sound amplification products, or “PSAPs”). Accordingly, the new regulatory category of OTC hearing aids created with the OTC Final Rule are not covered under certain plans as currently written, until such time as such carriers update their coverage policies to reflect the newly established OTC category under the OTC Final Rule, if ever. It is our understanding that the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide currently does not intend to update its coverage requirements for hearing aids following the recent OTC Final Rule. In addition, even if health plans update their coverage policies to include the new regulatory category of OTC hearing aids, they nonetheless may require a prescription, evaluation or diagnostic test conducted by a licensed healthcare professional to establish medical necessity and/or establish lower reimbursement rates for OTC hearing aids. Although we may seek to market certain of our devices as prescription hearing aids, payors, including the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide, may still not provide coverage for such devices because they are also offered OTC. We may need to work with individual carriers (including FEHB plans) to determine coverage for our hearing aids, including on a claim-by-claim basis with individual payors, which may be time-consuming and unpredictable. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over such third parties’ decision making with respect to coverage and payment levels or over their claims submissions processes and timelines. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our business and ability to sell products.

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

Our ability to raise additional capital to meet our expected future capital requirements or for other purposes will depend on many factors, including but not limited to the following:

•
investor confidence in our ability to continue as a going concern;
•
the timing, receipt and amount of sales from our current and future products;
•
the costs involved in resolving third-party claims audits as well as other legal proceedings and their duration and impact on our business generally;
•
the availability of insurance coverage for our hearing aid devices, and any costs associated with reimbursement and compliance, including following the implementation of the OTC Final Rule (which may lead insurance providers to take actions limiting our ability to access insurance coverage), and any resulting changes to our business model, including a potential long-term shift to a primarily “cash-pay” model, with limited volume from our customers using insurance benefits as a method of direct payment to Eargo, which would likely result in a sustained increased cost of customer acquisition;
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
•
the extent to which we acquire or invest in businesses; and
•
uncertainty or volatility in the market generally, including as a result of increasing interest rates and inflation.

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

Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities. Even if we are able to raise significant additional capital necessary to continue our operations, if we are unable to obtain additional adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances, or developments, including the implementation of the OTC Final Rule, could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. Furthermore, adverse events affecting the financial industry may make equity or debt financing more difficult to obtain. Please see the Risk Factor titled, “Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.”

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. As of March 10, 2023, we maintained cash in deposit accounts at SVB in excess of the standard FDIC insured amount and a substantial majority of our cash equivalents was invested, through a cash sweep arrangement with SVB, which are invested in a variety of short-term and high-credit bonds and other liquid investments. Although the FDIC ultimately announced that it would pay all deposits, including deposits that exceeded FDIC-insured amounts, we and other SVB customers initially were not able to access our accounts and faced significant uncertainty about whether and when we would be able to fully access amounts held through SVB, which would have had several follow-on consequences with respect to our ability to meet our near-term payment obligations. According to our cash sweep arrangements, we believe we should be recognized by the FDIC as the owner of such assets in the event of such financial institutions’ failure, such as the March 10, 2023 closure of SVB. On March 27, 2023, SVB was acquired by First Citizens Bank. While we have regained access to our funds at SVB, we have made and are making arrangements to open new and additional accounts with, and to transfer a portion of our cash, cash equivalents and investments to other financial institutions. We also continue to make arrangements to expand and evaluate our banking relationships in an effort to diversify as we believe necessary or appropriate. Such arrangements may not adequately address systemic liquidity concerns, however, as uncertainty remains over liquidity concerns in the broader financial services industry, including, for example, in the case of First Republic Bank and Credit Suisse during spring 2023. Additionally, we could experience disruption with customer receivables and vendor payments as we transition to new accounts.

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

In addition, if any of our partners, customers, suppliers or other parties with whom we conduct business are unable to access their own funds or access liquidity pursuant to credit agreements, letters of credit or other such lending arrangements or financial instruments as a result of financial institution volatility, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected, which in turn, could have a material adverse effect on our business operations, financial condition and results of operations. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

We are currently and have previously been subject to a number of legal proceedings, investigations and inquiries, including: (i) purported securities class action litigation alleging that certain of our disclosures about our business, operations and prospects, including reimbursement from third-party payors, violated federal securities laws; and (ii) purported derivative action alleging the directors breached their fiduciary duties by allegedly failing to implement and maintain an effective system of internal controls related to the Company’s financial reporting, public disclosures, and compliance with laws, rules and regulations governing the business. We could face additional legal proceedings, investigations, and inquiries relating to these or similar matters. For more information regarding legal proceedings, see “Item 1. Legal Proceedings.”

We are unable to predict how long such legal proceedings, investigations and inquiries will continue, but we have incurred and anticipate that we will continue to incur significant costs in connection with these matters and that these legal proceedings, investigations and inquiries have resulted and will continue to result in substantial distraction of management’s time, regardless of the outcome. Similar legal proceedings, investigations and inquiries in the future may result in damages, fines, penalties, consent orders or other sanctions (including exclusion from government programs and/or a recoupment of previous claims paid) against us and/or certain of our officers or directors, or in adverse changes to our business practices. Furthermore, publicity surrounding past and potential future legal proceedings, investigations and inquiries or any enforcement actions as a result thereof, coupled with the past intensified public scrutiny of our Company as a result of related publicity, could result in additional legal proceedings, investigations and inquiries. As a result, legal proceedings, investigations and inquiries have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations.

Legal proceedings, investigations and inquiries, and the uncertainty stemming from them, could also precipitate or heighten the other Risk Factors that we identify in this Item 1A, any of which could materially adversely impact our business. Further, legal proceedings, investigations and inquiries may also affect our business and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the three months ended March 31, 2023 and 2022, we incurred net losses of $21.9 million and $30.6 million, respectively. As a result of our ongoing losses, as of March 31, 2023, we had an accumulated deficit of $536.2 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development.

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

Our long-term success is dependent upon our ability to successfully develop, commercialize and market our products, earn revenue, obtain additional capital when needed and, ultimately, to achieve profitable operations. The uncertainty regarding the extent to which we are able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, the implementation of the FDA’s new OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage) and potential insurance (including Medicare) coverage for certain hearing aids (which may not include Eargo hearing aids) will require that we evaluate and consider any changes to our business model as new information becomes available, including a potential long-term shift to a primarily “cash-pay” model, with limited volume from our customers using insurance benefits as a direct method of payment to Eargo, which would likely result in a sustained increased cost of customer acquisition and a reduction in shipments, revenue, gross margin and higher operating expenses, which could have a material negative impact on our ability to achieve profitability and our growth prospects. We will need to generate significant additional revenue and raise significant additional capital to continue our operations and potentially achieve profitability. It is possible that even if we generate significant additional revenue and raise significant additional capital, we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Without the benefit of customers with insurance coverage and significant additional capital, the future prospects of the Company and our ability to achieve profitability are uncertain.

Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer and omni-channel business models and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.

On August 17, 2022, the FDA published a final rule to establish new regulatory categories for OTC and prescription hearing aids (the “OTC Final Rule”). The OTC Final Rule implements relevant provisions of the FDA Reauthorization Act of 2017 (“FDARA”), which set forth requirements for the FDA to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. Following publication of a proposed rule in October 2021, the FDA issued its OTC Final Rule with requirements for labelling, conditions of sale, performance standards, design requirements and other provisions under which manufacturers may elect to market hearing aids as either OTC or prescription devices, or both. In addition, under FDARA, the OTC hearing aid controls promulgated in the OTC Final Rule preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The OTC Final Rule became effective on October 17, 2022, with a compliance date of April 14, 2023 for certain previously marketed devices.

We have marketed in the past, and continue to market, certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In addition, in June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids under the “self-fitting” regulation at 21 CFR 874.3325. We received FDA 510(k) clearance for Eargo 5 and 6 as Class II self-fitting air-conduction hearing aids in December 2022 and, in January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting device. As of April 14, 2023, the compliance date for marketed devices, we market our devices as OTC hearing aids. In addition, we may seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule. If the FDA were to determine that our devices do not satisfy the requirements of the OTC Final Rule, we could be forced to cease distribution of our products, and we could be subject to additional enforcement action by the FDA.

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

As we expand our omni-channel product offerings to various third-party partners, including in such third parties’ physical retail outlets and begin to rely on third parties outside of our control, any failure of such third parties to comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability. In addition, any shift of the marketing and sales of our products to third-party partners will increase our reliance on sales personnel who may be less familiar with our products or may also sell competitive products.

As we expand our omni-channel product offerings to various third-party distributors, including in such third parties’ physical retail outlets, we must rely on third parties to comply with applicable regulatory requirements in the promotion and sale of our devices. These third-party distributors may have limited or no experience selling regulated products such as hearing aids. If our third-party partners fail to comply with applicable requirements, our operations could be disrupted and we may be required to contract with alternate third-party partners, which could result in substantial delays and which could materially and adversely affect our business, financial conditions, results of operations and growth prospects. Any violation of applicable law by any third-party partner could expose us to unforeseen potential liability or attract negative publicity for us and our brand, which could materially impact our business.

In addition, any shift of the marketing and sales of our products to third-party partners will increase our reliance on sales personnel who may be less familiar with our products or may also sell competitive products. Our third-party partners may have limited experience marketing and selling hearing aids. We anticipate that we will continue to rely on members of our own employee base to provide support and training to our third-party partners as the market for OTC hearing aids develops and as we expand our third-party partnerships. Please also see the Risk Factor titled, “We rely substantially on our own employees, including our direct sales force, to market and sell our products, and if we are unable to maintain or expand our sales force or other employee base, it could harm our business. Additionally, our reliance on our employees to market and sell our products may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.” If they are unable to successfully market and sell our hearing aids or if they decide in the future to stop selling hearing aids, we or they may decide to terminate our partnerships, which could materially and adversely affect our business, financial conditions, results of operations and growth prospects.

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

Historically, the majority of hearing aids sold to customers who used insurance benefits as a method of direct payment to Eargo corresponded to claims for reimbursement to third-party payors under the FEHB program. While we are continuing to work with applicable third-party payors with the objective of validating and establishing additional processes to support claims that we may submit for reimbursement, we may not be able to arrive at additional processes or submit future claims in sufficient volume to meaningfully restore or expand our insurance-based business. As such, our future growth prospects may be dependent upon other opportunities, such as the OTC Final Rule and any potential insurance (including Medicare) coverage for certain hearing aids that we may be able to access.

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

We have no manufacturing capabilities of our own. We rely on a limited number of manufacturers: one located in Thailand, Hana Microelectronics, and our primary manufacturer, Pegatron Corporation, headquartered in Taiwan and with manufacturing facilities throughout Asia. Pegatron manufactures the Eargo 5, Eargo 6, and Eargo 7 hearing aid systems out of its facilities in Suzhou, China. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturers have generally met our demand and cost requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including the volume of our orders and our relative importance as a customer of the manufacturer or its ability to provide assembly services to manufacture our products, which may be affected by the COVID-19 pandemic and potential geopolitical events involving the countries in which our manufacturers are headquartered or operate. Please see the Risk Factor titled, “We are dependent on international manufacturers and suppliers, as well as certain international contractors we engage from time to time with respect to select research and development activities, which exposes us to foreign operational and political risks that may harm our business.” An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products if we cannot obtain an acceptable substitute.

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

The manufacture of our products is complex and requires the integration of a number of components from several sources of supply. Our contract manufacturers must manufacture and assemble these complex products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our hearing aids require significant expertise to manufacture, and our contract manufacturers may encounter difficulties in scaling up production of the hearing aids, including problems with quality control and assurance, component supply shortages, including any semiconductor components, increased costs, shortages of qualified personnel, the long lead time required to develop additional facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. There can be no assurance that manufacturing or quality control problems will not arise in connection with the scale-up of the manufacture of our products. If we are unable to obtain a sufficient supply of product, maintain control over product quality and cost or otherwise adapt to challenges in managing our business, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. If demand for our products decreases, as it has in the past year as a result of the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement”), we may have excess inventory, which could result in inventory write-offs that may adversely affect our business, financial condition and results of operations. In addition, reductions in our supplier volume due to demand or product changes may lead and has led suppliers to raise volume requirements, increase their pricing, levy minimum purchase requirements, revise terms of payment, or otherwise reduce or cease the scope of their supplier relationship with us. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our contract manufacturers’ facilities, lead to regulatory fines or halt or discontinue manufacturing indefinitely. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

If the quality of our hearing aid products does not meet consumer expectations, or if our products wear out more quickly than expected or otherwise suffer from unanticipated product issues, then our brand and reputation or our business could be adversely affected.

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

Certain components of our hearing aids may also offer reduced performance, wear out over time, or otherwise suffer from unanticipated product issues. For example, the rechargeable technology used in our hearing aids and charging cases has a limited lifespan, and recharging performance will degrade over time. We designed our Eargo 5, 6 and 7 hearing aid devices to provide up to 16 hours of continuous use between charges for up to two years of regular charging, but charging capacity may decrease more quickly than expected. Moreover, certain components of our hearing aids that can be purchased online, such as the hearing aid tips, will require more frequent replacement than the device itself. If the quality, longevity and durability of our products does not meet the expectations of customers, then our brand and reputation and our business, financial condition and results of operations, could be adversely affected.

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

We market our hearing aids through a mix of digital and traditional marketing channels. These include paid search, digital display advertising, email marketing, affiliate and channel marketing, direct response television, national reach television, direct mail and select print and radio advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect to continue to spend significant amounts to acquire new customers and increase awareness of our products. Beginning on December 8, 2021, we temporarily stopped accepting insurance benefits as a method of direct payment. As a result, we have reduced sales and marketing resources that were previously focused on insurance customers to prioritize the conversion of cash-pay consumers into satisfied customers. The shift to a primarily “cash-pay” model has increased the cost to acquire new customers, based on the historically lower conversion rate for cash-pay customers as compared to customers with potential insurance benefits. This shift to a primarily “cash-pay” model may be reinforced by the new OTC regulatory framework, as our products are marketed as OTC hearing aids, which may not be covered under certain plans even if medical necessity is otherwise established. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products while lowering our acquisition costs, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition or fully understand or estimate the conditions and behaviors that drive consumer behavior. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our marketing efforts will result in increased sales of our products.

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

We believe that many individuals do not have full information regarding the types of hearing aids and hearing aid features and technologies available in the market, in part due to the lack of consumer education in the traditional hearing industry sales model. Consumers may not have sufficient information about hearing aids generally or how hearing aid products and technologies compare to each other. This confusion may result in consumers purchasing hearing aids from our competitors instead of our products, even if our hearing aids would provide them with their desired product features. Additionally, there may be confusion in the market following the publication of the OTC Final Rule and the implementation of the new OTC hearing aid regulatory framework, which does not include certain sound enhancement devices (such as PSAPs), because of the increased availability and access to hearing aid devices in similar locations and manners as sound enhancement devices. Our products and trademarks have also been and may continue to be subject to counterfeiting, infringement, or otherwise unauthorized resale. Such actions and other intellectual property infringement could result in consumer confusion, dilute our brand, and otherwise harm our reputation and business. Please see the Risk Factors titled, “Our success depends in part on our proprietary technology, and if we are unable to obtain, maintain or successfully enforce our intellectual property rights, the commercial value of our products and services will be adversely affected and our competitive position may be harmed” and “If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.” Any adverse events or safety issues relating to competitive hearing aid products or other non-hearing aid, sound enhancement, or counterfeit devices and related negative publicity, even if such events are not attributable to our products, could result in reduced purchases of hearing aids by consumers generally. Any of these occurrences could lead to reduced sales of our products and adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be impacted by the effects of the COVID-19 pandemic or other public health crises.

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. The COVID-19 pandemic and efforts to control its spread have affected, and any spread or resurgence of COVID-19 variants may in the future affect, how we and our partners conduct our businesses. For example, we have in the past taken, and may in the future take, steps to monitor our supply chain and actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases. In addition, we have in the past been and may in the future be required to put measures in place to adjust our work patterns and protect our workforce in ways that may affect our productivity. If we are unable to respond to or manage the lingering effects of the pandemic or any future challenges resulting from any spread or resurgence of COVID-19, we could experience additional costs or other business disruptions, such as work stoppages, slowdowns and delays; travel restrictions and cancellation of events; delays in processing registrations or approvals by applicable state or federal regulatory bodies; delays in product development efforts; disruptions to or increased costs in our supply chain, including with respect to the sourcing of certain components and raw materials, such as semiconductors and memory chips; decreases in demand for our products due to consumer preferences or ability to afford our products; and additional government requirements or other incremental mitigation efforts. The effects and impact of any such challenges may be long-lasting and exceed the timeframe of any requirements to make adjustments to our business in the short term. Any failure to effectively address any such or any other disruptions could subject us to additional costs and limit our ability to develop, manufacture, sell and support the use of our Eargo systems.

In addition, the long-term impact of the COVID-19 pandemic on the broader economy and related effects on our business remains uncertain. For example, we believe our direct-to-consumer model has benefited from consumers’ pandemic-era reluctance to seek in-person hearing care, and we are unable to predict whether or the extent to which this effect will endure. Moreover, the long-term economic impact of the COVID-19 pandemic is difficult to assess or predict, and a recession or market correction resulting from the pandemic or other macro-economic factors could materially affect our business and the value of our common stock. For example, any increases in unemployment or other adverse economic trends could lead to reduced disposable income and access to health insurance, which could adversely affect demand for our products. The ultimate effect of the COVID-19 pandemic on our sales volume and other results of operations could therefore differ substantially from our expectations and our experience to date.

Repair or replacement costs due to guarantees we provide on our products could have a material adverse effect on our business, financial condition and results of operations.

We provide product guarantees to our customers, both as a result of contractual and legal provisions and for marketing purposes.

We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for our latest device and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of March 31, 2023, we had provisions of approximately $4.1 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

In addition, we reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our warranty reserves periodically by reviewing our warranty repair experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components sourced from our suppliers and instituting methods to remotely detect and correct defects or nonconformities, our warranty obligation is affected by actual product defect rates, parts and equipment costs and service labor costs incurred in correcting a product defect or nonconformity. Our warranty reserves may be inadequate due to undetected product defects or nonconformities, unanticipated component failures or changes in estimates for material, labor and other costs we may incur to replace projected product defects or nonconformities. As a result, if actual product defect or nonconformity rates, parts and equipment costs or service labor costs exceed our estimates, it could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully anticipate sales returns may have a material adverse effect on our business, financial condition and results of operations.

Our reported net revenue and net losses are affected by changes in reserves to account for sales returns and product credits. The reserve for sales returns accounts for customer returns of our products after purchase. We record a reserve for sales returns estimated based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns reserve may be recorded in the future and reported net revenue may be reduced accordingly. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement” for more information.

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

Our customer sales returns rate was approximately 37% for the three months ended March 31, 2023. Our return policy generally allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. Additionally, following learning of the DOJ investigation and prior to shifting to our current practice of accepting insurance benefits as a method of direct payment in certain limited circumstances, we offered customers with potential insurance benefits the option to return their hearing aids or purchase their hearing aids without use of their insurance benefits if their claim is denied or ultimately not submitted by us to their insurance plan for payment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement” for more information).

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. Our net revenue and profitability were previously negatively impacted by the inability to recognize revenue related to shipments to customers with potential insurance benefits as a result of the DOJ investigation. Our net revenue and profitability will continue to be negatively impacted by our limited volume from customers using insurance benefits as a direct method of payment to Eargo, as such customers generally have had a significantly lower rate of return as compared to cash-pay customers. As we have shifted to selling on a primarily “cash-pay” basis, we have experienced a significantly higher sales return rate. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they continue to increase, our net revenue may continue to decrease, and our business, financial condition and results of operations could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors affecting our business—Sales returns rate.”

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

Additionally, following the effective date of the OTC Final Rule of October 17, 2022, customers can now purchase or order Eargo hearing aids in retail settings; we have also partnered with certain resellers or other distributors, including benefits managers, to offer Eargo hearing aids for sale through their online storefronts or portals. Our expansion into physical retail settings and other third-party partnerships represent new channels for the Company in which we currently have limited expertise. We may not be able to accurately estimate the return rate or inventory needs of such channels, which could result in supply disruptions if growth in demand in such channels exceeds our ability to supply product. Currently, we have no or limited historical basis for us to make judgments on the inventory demand of any such retail or other third-party partner. If we underestimate such return rate or inventory requirements, our retail and other third-party partners may have inadequate inventory for sale to their customers. In addition, delays in the delivery of our products to our retail and other third-party partners or a failure to provide our product to our retail and other third-party partners in sufficient quantities in a timely manner could harm our relationships with such partners and impact our business and operating results. Moreover, we sell our products to our retail and other third-party partners at prices that are lower than what we would otherwise charge in our direct-to-consumer channel, reducing our associated revenues and gross margins.

We are dependent on international manufacturers and suppliers, as well as certain international contractors we engage from time to time with respect to select research and development activities, which exposes us to foreign operational and political risks that may harm our business.

We rely on a limited number of manufacturers: one located in Thailand, Hana Microelectronics, and our primary manufacturer, Pegatron Corporation, headquartered in Taiwan and with manufacturing facilities throughout Asia. Pegatron manufactures the Eargo 5, Eargo 6, and Eargo 7 hearing aid systems out of its facilities in Suzhou, China. In addition, we rely on some third-party suppliers in Europe, Southeast Asia, Japan, China and the United States, who supply, among other things, certain of the technology and raw materials used in the manufacturing of our products. We also engage certain international consultants, contractors and other specialists in connection with our research and development activities.

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

We expect that revenue from sales of our hearing aids will continue to account for our revenue for the foreseeable future. Continued and widespread market acceptance of hearing aids by consumers is critical to our future success. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, interest rates, inflation rates, consumer confidence and consumer perception of economic conditions, which have been adversely affected by the COVID-19 pandemic and may continue to be materially adversely affected by the COVID-19 pandemic. Hearing aids are often paid for directly by the consumer and, as a result, demand can vary significantly depending on economic conditions. The uncertainty regarding the extent to which we are able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, the implementation of the new OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage) and potential Medicare coverage for certain hearing aids (which may not include Eargo hearing aids) will require that we evaluate and consider any changes to our business model as new information becomes available, including a potential long-term shift to a primarily “cash-pay” model, with limited volume from our customers using insurance benefits as a method of direct payment to Eargo, which would likely result in a sustained increased cost of customer acquisition and a reduction in shipments, revenue, gross margin, and higher operating expenses, which could have a material negative impact on our profitability and growth prospects. Without the benefit of customers with insurance coverage, the future growth prospects and profitability of the Company are uncertain, unless we can identify new sources of profitable growth.

Further, a general slowdown in the U.S. economy and international economies into which we may expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a reduction in consumer spending on elective or higher value products, a preference for lower cost products, or a reduction in demand for hearing aids generally, each of which would have an adverse effect on our sales and operating results. Ongoing challenges in global financial markets, as well as various social and political circumstances in the United States and around the world, have contributed and may continue to contribute to increased market volatility and economic uncertainties, including increased inflation pressures, supply chain challenges and international sanctions, some or all of which have resulted in an economic downturn and/or recession either globally or locally in the United States. These and other factors may continue to influence our customers’ behavior, disposable income, spending patterns and demand for our products. If there is a reduction in consumer demand for hearing aids generally, if consumers choose to use a competitive product rather than our hearing aids or if the average selling price of our hearing aids declines as a result of economic conditions, including employment levels and inflation, competitive pressures or any other reason, these factors could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in adapting our production and cost structure to the market environment, we may experience further adverse effects that may be material to our business, financial condition and results of operations. See also the Risk Factor titled, “We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program.”

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

We rely substantially on our own employees, including our direct sales force, to market and sell our products, and if we are unable to maintain or expand our sales force or other employee base, it could harm our business. Additionally, our reliance on our employees to market and sell our products may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We rely substantially on our own employees, including our own direct sales force, to market and sell our products. We do not have long-term employment contracts with the majority of our employees, including the members of our direct sales force. Our operating results are directly dependent upon the sales and marketing efforts of our employees, including our sales and customer support team. If our employees fail to adequately promote, market and sell our products, including by providing support and training for our partners, our sales could be negatively impacted. As we launch new products, expand our product offerings and increase our marketing efforts with respect to existing products, including through our third-party partners, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to attract, hire, train, retain and motivate skilled employees with significant technical knowledge in various areas. New hires require training and take time to achieve full productivity.

Additionally, most of our competitors rely predominantly on third-party distributors. Although we are in the early stages of expanding our product offerings in our omni-channel to various third-party distributors, including in such third parties’ physical retail locations, and as a result will increasingly rely on such third parties’ sales forces, we anticipate that we will continue to rely substantially on our own employees for both the direct marketing and sales of our products as well as the provision of support and training for our partners, for the foreseeable future. Please also see the Risk Factor titled, “As we expand our omni-channel product offerings to various third-party partners, including in such third parties’ physical retail outlets and begin to rely on third parties outside of our control, any failure of such third parties to comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability. Additionally, any shift of the marketing and sales of our products to third-party partners will increase our reliance on sales personnel who may be less familiar with our products or may also sell competitive products.” Such reliance may subject us to higher fixed costs than those of our competitors that market their products primarily through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have marketed in the past, and continue to market, certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids as “self-fitting” devices. On December 22, 2022, we received FDA 510(k) clearance for Eargo 5 and 6 as Class II self-fitting air-conduction hearing aids. In January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting air-conduction hearing aid. In addition, in connection with the OTC Final Rule, as of April 14, 2023, the compliance date for marketed devices, we market our devices as OTC hearing aids. In addition, we may seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule.

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

We cannot guarantee that we or any subcontractors will take the necessary steps to comply with applicable regulations, which could cause delays in the manufacture and delivery of our products. Manufacturing of our products may also result in defects or nonconformities that require rework prior to distribution to ensure QSR compliance, which could increase our anticipated manufacturing and compliance costs. For example, we expect to incur rework costs of approximately $1.0-1.5 million, primarily in 2023, to be expensed in the quarters in which incurred, to ameliorate loss of charging capacity in certain of our previously manufactured hearing aids as a result of prolonged shelf life. No such rework costs were incurred in the three months ended March 31, 2023. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things:

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

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of March 31, 2023, we had 26 issued U.S. patents, 26 patents outside the United States, 10 pending U.S. patent applications and 12 pending foreign patent applications.

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

In connection with the preparation of our financial statements at the time of our IPO and through the financial reporting period ended March 31, 2023, we identified material weaknesses in our internal control over financial reporting and our entity level controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management to furnish a report on the effectiveness of our internal control over financial reporting. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we fail to remediate identified material weaknesses or identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Because we qualify as a smaller reporting company and we have less than $100 million in annual revenue, we are a non-accelerated filer and are no longer required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products.

Since our inception, our operations have been financed primarily by net proceeds received from the sale of our securities, indebtedness and revenue from the sale of our products. We anticipate our future capital requirements will be substantial and that we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations.

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

Any public guidance we provided regarding our expected operating and financial results for future periods is comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we provide, especially in times of economic uncertainty. If our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. In September 2021, we withdrew our financial guidance for the fiscal year ended December 31, 2021 as a result of uncertainties arising with respect to the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement” for more information). While we have since provided some limited financial guidance, we cannot be certain if or when we will resume providing more fulsome financial guidance.

Our principal stockholder, an entity affiliated with Patient Square, owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2023, our principal stockholder, an entity affiliated with Patient Square, held approximately 76.3% of our outstanding voting stock. As a result of this ownership position, Patient Square may be able to determine all matters requiring stockholder approval. For example, Patient Square may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. On a post-reverse stock split basis, we had a total of 20,741,841 shares of common stock outstanding as of March 31, 2023.

Patient Square, which holds approximately 76.3% of our common stock, and maintains rights with respect to the registration of their shares under the Securities Act. On December 16, 2022, the Company filed a registration statement on Form S-1 (File No. 333-268859) to register for resale up to 15,821,299 shares held by Patient Square (as amended, the “PSC Resale Registration Statement”), representing the entirety of Patient Square’s holdings in the Company’s common stock as of March 31, 2023. The PSC Resale Registration Statement became effective on February 13, 2023. Registration of these shares under the Securities Act has resulted in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of these securities by Patient Square could have a material adverse effect on the trading price of our common stock.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We currently have limited research coverage by financial analysts. Some of the analysts who previously covered the Company have discontinued coverage, and certain analysts have downgraded their evaluation of our stock. For example, certain of our analysts downgraded our common stock following our announcement of the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— DOJ investigation and settlement”), which may have contributed to a significant decline in the price of our common stock. If any of the analysts who continue to cover or cover us in the future downgrade their evaluation of our common stock or publishes inaccurate or unfavorable research about our business, our common stock price may decline. If additional analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

In the past we have experienced, and we may continue to experience, seasonality in our business, with higher sales volumes in quarters when we commercially launch new products and in the fourth calendar quarter as a result of holiday promotional activity. However, since our public disclosure of the DOJ investigation and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, we have experienced and may continue to experience a material decline in gross systems shipped. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement” for more information. As a result, seasonal factors did not have a material impact on our results of operations for the three months ended March 31, 2023. Negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings has and could continue to harm our reputation and brand and diminish consumer confidence in our products, which may further impact any seasonal trends in our business.

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

Our information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Russia’s invasion of Ukraine or another war or international dispute (such as, for example, any escalation in geopolitical turmoil between the People’s Republic of China and Taiwan) may cause a general increase in the number and severity of such malicious incidents. As a result of the COVID-19 pandemic, and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Form	Dated	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	First Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	10/13/2022	3.1

3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	1/17/2023	3.1

10.1	2020 Incentive Award Plan, as amended through February 1, 2023.#	10-K	3/23/2023	10.3(a)

10.2	2020 Employee Stock Purchase Plan.#	10-K	3/23/2023	10.4

10.3	Non-Employee Director Compensation Program, as amended through April 20, 2023.#†

10.4	Office Lease, dated January 11, 2023, by and between Eargo, Inc. and Nashland TT, LP.	8-K	1/13/2023	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	Inline XBRL Instance Document†
101.SCH	Inline XBRL Taxonomy Extension Schema Document†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)†

† Filed herewith.

‡ Furnished herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eargo, Inc.

Date: May 11, 2023	By:	/s/ Christian Gormsen
Christian Gormsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial Officer)