Form 10-Q
period 2023-06-30
Eargo, Inc.
filed 2023-08-10
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 20,749,579 shares of common stock, par value $0.0001 outstanding.

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
•
our expectations with regard to changes in the regulatory landscape for hearing aid devices and related opportunities, including the implementation of the United States Food and Drug Administration’s new over-the-counter (“OTC”) hearing aid regulatory framework and any potential Medicare coverage for certain hearing aids, as well as any potential actions insurance providers may take following such regulatory changes;
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
•
our ability to continue as a going concern;
•
our strategy and expectations regarding our omni-channel business, including commercial partnerships with retailers, resellers and other distributors, and our ability to execute additional commercial partnerships and expand our customers’ experience of and access to our devices through such commercial partnerships;
•
our ability to attract and retain customers and to optimize our customer acquisition process;
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
•
our ability to manage costs and the timing, scope and impact of our current and any future cost reduction plans, including any adverse impact on our business;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Eargo, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$60,779	$101,238
Accounts receivable, net	961	1,910
Inventories	5,360	5,036
Prepaid expenses and other current assets	5,835	7,846
Total current assets	72,935	116,030
Operating lease right-of-use assets	7,582	5,765
Property and equipment, net	4,586	7,441
Intangible assets, net	850	1,063
Goodwill	873	873
Other assets	724	906
Total assets	$87,550	$132,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,729	$6,504
Accrued expenses	9,665	12,715
Sales returns reserve	5,070	3,942
Other current liabilities	1,457	1,462
Lease liability, current portion	602	628
Total current liabilities	20,523	25,251
Lease liability, noncurrent portion	7,210	5,973
Total liabilities	27,733	31,224
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.0001 par value; 450,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 20,749,579 and 20,726,965 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	621,188	615,151
Accumulated deficit	(561,373)	(514,299)
Total stockholders’ equity	59,817	100,854
Total liabilities and stockholders’ equity	$87,550	$132,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$8,108	$7,247	$19,921	$16,423
Cost of revenue	6,477	4,733	13,168	10,224
Gross profit	1,631	2,514	6,753	6,199
Operating expenses:
Research and development	5,364	3,879	9,969	9,726
Sales and marketing	12,627	12,734	26,028	26,024
General and administrative	9,446	17,344	19,354	32,278
Total operating expenses	27,437	33,957	55,351	68,028
Loss from operations	(25,806)	(31,443)	(48,598)	(61,829)
Other income (expense), net:
Interest income	654	56	1,524	61
Interest expense	—	(285)	—	(549)
Loss on extinguishment of debt	—	(772)	—	(772)
Total other income (expense), net	654	(1,001)	1,524	(1,260)
Loss before income taxes	(25,152)	(32,444)	(47,074)	(63,089)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(25,152)	$(32,444)	$(47,074)	$(63,089)
Net loss attributable to common stockholders, basic and diluted	$(25,152)	$(32,444)	$(47,074)	$(63,089)
Net loss per share attributable to common stockholders, basic and diluted	$(1.21)	$(16.48)	$(2.27)	$(32.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,745,838	1,968,201	20,740,152	1,967,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2022	20,726,965	$2	$615,151	$(514,299)	$100,854
Stock-based compensation	—	—	3,408	—	3,408
Release of restricted stock units	14,876	—	—	—	—
Net loss and comprehensive loss	—	—	—	(21,922)	(21,922)
Balance March 31, 2023	20,741,841	$2	$618,559	$(536,221)	$82,340
Stock-based compensation	—	—	2,629	—	2,629
Release of restricted stock units	7,738	—	—	—	—
Net loss and comprehensive loss	—	—	—	(25,152)	(25,152)
Balance June 30, 2023	20,749,579	$2	$621,188	$(561,373)	$59,817

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2021	1,965,347	$—	$425,976	$(356,812)	$69,164
Stock-based compensation	—	—	3,024	—	3,024
Exercise of stock options	1,871	—	92	—	92
Restricted stock units cash settlement	—	—	(69)	—	(69)
Net loss and comprehensive loss	—	—	—	(30,645)	(30,645)
Balance March 31, 2022	1,967,218	$—	$429,023	$(387,457)	$41,566
Stock-based compensation	—	—	1,511	—	1,511
Exercise of stock options and release of restricted stock units	2,045	—	33	—	33
Tax withholdings on settlement of restricted stock units	—	—	(22)	—	(22)
Issuance costs	—	—	600	—	600
Net loss and comprehensive loss	—	—	—	(32,444)	(32,444)
Balance June 30, 2022	1,969,263	$—	$431,145	$(419,901)	$11,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(47,074)	$(63,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,508	2,713
Stock-based compensation	6,037	4,535
Non-cash interest expense and amortization of debt discount	—	209
Debt issuance costs from convertible notes	—	5,662
Loss on extinguishment of debt	—	772
Non-cash operating lease expense	479	597
Bad debt expense	199	429
Loss on disposal of property and equipment	—	28
Impairment charge	829	—
Changes in operating assets and liabilities:
Accounts receivable	750	(117)
Inventories	(324)	(1,110)
Prepaid expenses and other current assets	1,759	4,763
Other assets	(1,410)	999
Accounts payable	(1,828)	(3,294)
Accrued expenses	(3,050)	(213)
Sales returns reserve	1,128	(1,081)
Settlement liability	—	(34,372)
Other current and noncurrent liabilities	(5)	2
Operating lease liabilities	(188)	(315)
Net cash used in operating activities	(40,190)	(82,882)
Investing activities:
Purchases of property and equipment	(238)	(2,056)
Capitalized software development costs	(31)	(296)
Net cash used in investing activities	(269)	(2,352)
Financing activities:
Proceeds from stock options exercised	—	125
Debt repayments	—	(16,238)
Proceeds from issuance of convertible notes, net of issuance costs paid to lender	—	99,903
Payment of convertible notes issuance costs to third parties	—	(2,335)
Payment of taxes related to net share settlement of restricted stock units	—	(22)
Restricted stock units settled in cash	—	(69)
Net cash provided by financing activities	—	81,364
Net decrease in cash and cash equivalents	(40,459)	(3,870)
Cash and cash equivalents at beginning of period	101,238	110,500
Cash and cash equivalents at end of period	$60,779	$106,630
Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$1,399	$—
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$—	$84

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

DOJ investigation and settlement

On September 21, 2021, the Company was informed that it was the target of a criminal investigation by the U.S. Department of Justice (the “DOJ”) related to insurance claims for reimbursement the Company submitted on behalf of its customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (the “OPM”). The investigation also pertained to Eargo’s role in claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Total payments the Company received from the government in relation to claims submitted under the FEHB program, as subject to the DOJ investigation, net of any product returns and associated refunds, were approximately $44.0 million. Additionally, the third-party payor with whom the Company historically had the largest volume, which is one of the carriers contracted with the OPM under the FEHB program, conducted an audit of insurance claims for reimbursement (“claims”) submitted by the Company, which included a review of medical records. On January 4, 2022, the DOJ confirmed to the Company that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

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

Liquidity and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of June 30, 2023, the Company had cash and cash equivalents of $60.8 million and an accumulated deficit of $561.4 million.

Since the announcement of the DOJ investigation, there has been and may continue to be a significant reduction in shipments, revenue and gross margin, which has and could continue to negatively impact the Company’s liquidity and working capital, including by impacting its ability to access additional capital. It is difficult to assess or predict at this time the extent to which the Company is able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, and the future or long-term impacts of the implementation of an over-the-counter (“OTC”) hearing aid regulatory framework (which may, for example, lead insurance providers to take actions limiting the Company’s ability to access insurance coverage or have other long-term impacts on the Company’s omni-channel business that are not yet known).

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, the sales returns reserve, the present value of lease liabilities, the fair value of equity securities, the fair value of financial instruments, the allowance for credit losses, the net realizable value of inventory, the fair value of assets acquired in a business combination, the useful lives of long-lived assets, impairment of long-lived assets, accrued product warranty reserve, legal and other contingencies, certain other accruals and recoverability of the Company’s net deferred tax assets and the related valuation allowance. Management periodically evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Significant accounting policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K.

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

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment, provided all other revenue recognition criteria have been met. The Company does not have material contract liabilities related to unsatisfied performance obligations as of June 30, 2023.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of June 30, 2023, the Company has not experienced any losses on its deposit accounts and money market accounts. As of June 30, 2023, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

As of June 30, 2023 and December 31, 2022, there was no credit risk concentration in the Company's accounts receivable. During the three and six months ended June 30, 2023, the Company derived approximately 5% and 14%, respectively, of net revenue from sales to Victra, its largest retail partner. There was no concentration of revenue during the three and six months ended June 30, 2022.

3. Fair value measurements

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	June 30,	December 31,
	2023	2022
	(in thousands)
Raw materials	$124	$410
Finished goods	5,236	4,626
Total inventories	$5,360	$5,036

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Insurance costs	$1,473	$78
Advances to suppliers	1,183	2,000
Software subscriptions	1,260	1,553
Marketing costs	949	1,709
Product launch fee	303	252
Other	667	568
Advanced payroll deposits	—	1,686
Total prepaid expenses and other current assets	$5,835	$7,846

Property and equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Capitalized software	$10,781	$11,579
Tools and lab equipment	5,140	5,087
Furniture and fixtures	2,451	2,440
Leasehold improvements	903	993
Computer and equipment	527	482
	19,802	20,581
Less accumulated depreciation and amortization	(15,216)	(13,140)
Total property and equipment, net	$4,586	$7,441

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 amounted to $1.2 million and $1.1 million, respectively, which includes amortization of capitalized software costs of $0.8 million and $0.9 million, respectively.

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 amounted to $2.5 million and $2.4 million, respectively, which includes amortization of capitalized software costs of $1.6 million and $1.8 million, respectively.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or macroeconomic factors. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated revenues and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs. As a result of the impairment assessment as of June 30, 2023, the Company recognized an impairment charge of $0.8 million related to its internally developed software, which was included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. There were no impairment charges during the three and six months ended June 30, 2022.

Intangible assets, net

Intangible assets, net consist of the following:

	June 30, 2023
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$850	$850
Other	290	290	—
Total intangible assets, net	$1,990	$1,140	$850

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$637	$1,063
Other	290	290	—
Total intangible assets, net	$1,990	$927	$1,063

Amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Amortization expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

The following table summarizes the estimated future amortization expense of finite-lived intangible assets, net as of June 30, 2023:

Amount
(in thousands)
Remainder of 2023	$212
2024	425
2025	213
Total	$850

Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$3,748	$7,892
Accrued warranty reserve	3,783	3,765
Accrued severance	1,594	178
Refunds due to customers	490	580
Other accrued expenses	50	300
Total accrued expenses	$9,665	$12,715

Sales returns reserve

The sales returns reserve consists of the following activity:

	Six months ended June 30,
	2023	2022
	(in thousands)
Sales returns reserve, beginning balance	$3,942	$13,827
Reduction of revenue	11,470	8,075
Utilization of sales returns reserve	(10,342)	(9,156)
Sales returns reserve, ending balance	$5,070	$12,746

In September 2022, as part of the Pricing Concession, the Company recorded a decrease in its insurance-related sales return reserve liability of $11.3 million related to unsubmitted and unpaid claims, which was recorded against revenue in the consolidated statement of operations. Please see caption “DOJ investigation and settlement” in Note 1.

Allowance for credit losses

The allowance for credit losses consists of the following activity:

	Six months ended June 30,
	2023	2022
	(in thousands)
Allowance for credit losses, beginning balance	$158	$4,838
Charged to expense	199	429
Accounts written off, net of recoveries	(208)	(610)
Allowance for credit losses, ending balance	$149	$4,657

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Six months ended June 30,
	2023	2022
	(in thousands)
Accrued warranty reserve, beginning balance	$3,765	$4,014
Charged to cost of revenue	1,565	1,315
Utilization of accrued warranty reserve	(1,547)	(1,441)
Accrued warranty reserve, ending balance	$3,783	$3,888

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

Operating lease costs and minimum lease payments

For the three and six months ended June 30, 2023, the Company incurred $0.4 million and $0.8 million of operating lease costs, respectively. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the three and six months ended June 30, 2023.

As of June 30, 2023, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Amount
(in thousands)
Remainder of 2023	$637
2024	1,081
2025	1,635
2026	1,886
2027	1,945
Thereafter	3,066
Total minimum future lease payments	10,250
Present value adjustment for minimum lease commitments	(2,438)
Total lease liability	$7,812

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

Securities Class Action

On October 6, 2021, putative shareholder Joseph Fazio filed a purported securities class action against the Company and certain of its officers, captioned Fazio v. Eargo, Inc., et al., No. 21-cv-07848 (N.D. Cal. Oct. 6, 2021) (the “Fazio Action”). Plaintiff Fazio alleges that certain of the Company’s disclosures about its business, operations, and prospects, including reimbursement from third-party payors, violated federal securities laws. Fazio voluntarily dismissed his complaint on December 6, 2021. On November 4, 2021, putative shareholder Alden Chung filed a purported class action lawsuit substantially similar to the Fazio Action, captioned Chung v. Eargo, Inc., et al., No. 21-cv-08597 (N.D. Cal. Nov. 4, 2021) (the “Chung Action”). On November 10, 2021, putative shareholder IBEW Local 353 Pension Plan filed a purported class action substantially similar to the Fazio and Chung Actions and also asserting claims under the federal securities laws against current and former members of the Company’s Board of Directors (the “Board of Directors”) and the underwriters of the Company’s October 15, 2020 initial public offering of common stock, captioned IBEW Local 353 Pension Plan v. Eargo, Inc., et al., No. 21-cv-08747 (N.D. Cal. Nov. 10, 2021) (the “IBEW Action”). These class actions, which seek damages and other relief, were filed in the United States District Court for the Northern District of California. The Fazio and Chung Actions were brought purportedly on behalf of a class of investors who purchased or otherwise acquired Eargo securities between February 25, 2021 and September 22, 2021. The IBEW Action was brought purportedly on behalf of a class of investors who purchased or otherwise acquired: (i) Eargo shares in or traceable to the Company’s October 15, 2020 initial public offering of common stock; and/or (ii) shares of Eargo common stock between October 15, 2020 and September 22, 2021. On January 5, 2022, the court consolidated the foregoing class actions (as consolidated, the “Securities Class Action”) under the caption In re Eargo, Inc. Securities Litigation, No. 21-cv-08597-CRB, and appointed IBEW Local 353 Pension Plan and Xiaobin Cai as Lead Plaintiffs and Bernstein Litowitz Berger & Grossmann LLP and Block & Leviton LLP as Lead Counsel. On May 20, 2022, Lead Plaintiffs filed a consolidated amended complaint, which purported to extend the class period through March 2, 2022. Defendants filed a motion to dismiss on July 29, 2022. The Court granted the defendants’ motion to dismiss on February 14, 2023. Plaintiffs filed a second amended complaint on March 16, 2023 and defendants filed a second motion to dismiss on April 21, 2023. On May 26, 2023, plaintiffs filed an opposition to defendants’ motion, and on June 23, 2023, defendants filed their reply brief in support of their motion to dismiss. A hearing is currently scheduled for September 29, 2023

The Company intends to vigorously defend the Securities Class Action and cannot reasonably estimate any loss or range of loss that may arise from the litigation. Accordingly, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether its business, financial position, results of operations, or cash flows will not be materially adversely affected.

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

6. Stock-based compensation

Total stock-based compensation is as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$48	$37	$90	$59
Research and development	714	(585)	1,366	435
Sales and marketing	1,075	693	1,965	1,333
General and administrative	792	1,366	2,616	2,708
Total stock-based compensation	$2,629	$1,511	$6,037	$4,535

Equity incentive plans

As of June 30, 2023, 198,908 shares of common stock were issuable upon the exercise of outstanding awards under the 2010 Equity Incentive Plan. As of June 30, 2023, the Company had reserved 3,950,009 shares of common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”), of which 1,925,323 were available for issuance in connection with grants of future awards.

Service-based stock options

Service-based stock option activity for the six months ended June 30, 2023 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2022	309,315	$82.08	5.60	$—
Grants	1,246,374	11.44
Cancelled or forfeited	(386,256)	21.27
Balance June 30, 2023	1,169,433	$26.78	8.34	$1
Vested and exercisable at June 30, 2023	225,573	$71.45	4.07	$—

The weighted-average grant-date fair value of service-based stock options granted during the six months ended June 30, 2023 was $8.06 per share. As of June 30, 2023, the unrecognized stock-based compensation related to outstanding unvested service-based stock options was $9.5 million, which the Company expects to recognize over a remaining weighted-average period of approximately 4.3 years.

The following assumptions were used to estimate the grant date fair value of the service-based options granted during the six months ended June 30, 2023:

Black-Scholes model assumptions:
Expected volatility	75.5 - 77.0%
Expected term, years	6.4 - 6.5
Risk-free interest rate	3.45% - 4.09%
Dividend yield	—

Market-based stock options

During the six months ended June 30, 2023, the Company granted options to purchase an aggregate of 1,224,370 shares of common stock that include a market condition (the “Market-Based Options”). The Market-Based Options vest on the date on which the volume-weighted average closing price of the Company’s common stock equals or exceeds $20.00 per share over 360 consecutive calendar days within a specified period that starts after the grant date. The Market-Based Options vesting is subject to continued service through the applicable vesting date. During the six months ended June 30, 2023, 351,375 shares were forfeited due to the termination of service by the grantees.

During the six months ended June 30, 2023, the fair value of the Market-Based Options was estimated as of the grant dates using the Monte Carlo simulation using the following assumptions:

Monte Carlo simulation assumptions:
Expected volatility	76.5 - 77.0%
Cost of equity	25.0%
Risk-free interest rate	3.39% - 3.93%
Dividend yield	—

The Market-Based Options have exercise prices equal to the closing prices of the Company’s common stock on the applicable grant dates. The weighted-average grant-date fair value of the Market-Based Options granted during the six months ended June 30, 2023 was $6.36 per share.

As of June 30, 2023, the unrecognized stock-based compensation related to Market-Based Options was $4.2 million, which the Company expects to recognize over a remaining weighted-average period of approximately 1.2 years.

Restricted stock units

RSUs granted under the 2020 Plan represent share-based awards that generally entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the satisfaction of the vesting restrictions.

RSU activity for the six months ended June 30, 2023 is set forth below:

	Number of shares	Weighted average grant date fair value per share

Balance December 31, 2022	176,063	$101.76
RSUs vested	(22,614)	165.02
RSUs forfeited	(6,101)	313.20
Balance June 30, 2023	147,348	$83.33

As of June 30, 2023, total unrecognized stock-based compensation related to unvested RSUs was $11.3 million, which the Company expects to recognize over a remaining weighted-average period of approximately 3.0 years.

Employee stock purchase plan

As of June 30, 2023, the Company reserved 282,384 shares of common stock for issuance under the 2020 Employee Stock Purchase Plan (the “ESPP”), of which 273,738 were available for future issuance. The ESPP was suspended on November 9, 2021, and there were no offering periods in effect through June 30, 2023.

7. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service-based options issued and outstanding	1,169,433	260,357	1,169,433	260,357
Market-based options issued and outstanding	872,995	—	872,995	—
Restricted stock units	147,348	103,761	147,348	103,761
Convertible notes	—	18,750,000	—	18,750,000
Total	2,189,776	19,114,118	2,189,776	19,114,118

8. Cost Reduction Activities

On June 23, 2023, the Company’s Board of Directors approved a cost reduction plan intended to optimize the Company's cost structure and operating model (the “2023 plan”), which the Company currently expects will be substantially implemented through the end of fiscal 2023. The 2023 plan is expected to impact approximately 90 to 120 employees, or approximately 32% to 42% of the Company's workforce. The Company currently estimates that it will incur one-time charges of approximately $3.5 million to $5.0 million in connection with the 2023 plan, primarily expected to consist of employee severance costs and related benefits. The Company may ultimately incur charges that are higher or lower than this range as it finalizes and implements the 2023 plan and the related accounting treatment.

During the three months ended June 30, 2023, the Company recorded workforce reduction costs in relation to the 2023 plan of approximately $1.6 million for severance costs and related benefits, which are included in the condensed consolidated statements of operations and comprehensive loss in general and administrative expenses. None of the severance payments in connection with the 2023 plan were made through June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and for a full understanding of Eargo’s results of operations and financial condition, in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K filed on March 23, 2023. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this item, including statements regarding factors affecting our business, trends and uncertainties, are forward-looking statements. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We market and sell our hearing aids primarily in a direct-to-consumer format with a personalized, consumer-centric approach. Our commercial organization consists of a marketing team with deep experience in consumer-focused brand and performance marketing, a team of inside sales consultants, a dedicated customer support team, and a retail field sales team (which is expected to be impacted by the 2023 plan).

We believe that our differentiated hearing aids and consumer-oriented approach have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 119,000 Eargo hearing aid systems shipped, net of returns, as of June 30, 2023. To date, all our revenue has been generated from customers in the United States.

For the six months ended June 30, 2023, we generated net revenue of $19.9 million, an increase of $3.5 million from the six months ended June 30, 2022. Our gross systems shipped during the six months ended June 30, 2023 were 13,803, compared to 10,228 during the comparable period in 2022. The increase in shipment volume was largely driven by our commercial arrangement with Victra, which was launched in the fourth quarter of 2022.

Our net losses were $47.1 million and $63.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $561.4 million. We expect to continue to incur losses for the foreseeable future. As of June 30, 2023, we had cash and cash equivalents of $60.8 million, which are available to fund operations. As of June 30, 2023, we had no debt outstanding.

DOJ investigation and settlement

As previously disclosed, on September 21, 2021, we were informed that we were the target of a criminal investigation by the DOJ related to insurance claims we submitted for reimbursement on behalf of our customers covered by various federal employee health plans under the Federal Employee Health Benefits (“FEHB”) program, which is administered by the Office of Personnel Management (the “OPM”). The investigation also pertained to our role in claim submissions to federal employee health plans (collectively, the “DOJ investigation”). Total payments the Company received from the government in relation to claims submitted under the FEHB program, as subject to the DOJ investigation, net of any product returns and associated refunds, were approximately $44.0 million. Also, as previously disclosed, the third-party payor with whom historically we had the largest volume, which is one of the carriers contracted with the OPM under the FEHB program, conducted an audit of insurance claims for reimbursement (“claims”) submitted by us, which included a review of medical records. On January 4, 2022, the DOJ confirmed to us that the investigation had been referred to the Civil Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Texas and the criminal investigation was no longer active.

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

Factors affecting our business

Our business priorities include: (i) accessing insurance coverage for Eargo hearing aids, (ii) refining and expanding our omni-channel strategy; (iii) optimizing our cash-pay business; and (iv) continuing to invest in innovation. We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Changes to the regulatory landscape

Hearing aids are considered medical devices subject to regulation by the United States Food and Drug Administration (“FDA”). On August 17, 2022, the FDA published the “OTC Final Rule”, which established new regulatory categories for over-the-counter (“OTC”) and prescription hearing aids. The OTC Final Rule implements relevant provisions of the FDA Reauthorization Act of 2017 (“FDARA”), which set forth requirements for the FDA to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. Following publication of a proposed rule in October 2021, the FDA issued its OTC Final Rule with requirements for labelling, conditions of sale, performance standards, design requirements and other provisions under which manufacturers may elect to market hearing aids as either OTC or prescription devices, or both. In addition, under FDARA, the OTC hearing aid controls promulgated in the OTC Final Rule preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The OTC Final Rule became effective on October 17, 2022, although certain previously marketed devices had until April 14, 2023 to come into compliance with the OTC Final Rule.

We have in the past marketed certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and Eargo 6 hearing aids under the “self-fitting” regulation at 21 CFR 874.3323. In December 2022, we received FDA 510(k) clearance for Eargo 5 and Eargo 6 as Class II self-fitting air-conduction hearing aids. Additionally, in January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting device. As of April 14, 2023, the compliance date for previously marketed devices, we market our devices as OTC hearing aids. We may also seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule. In connection with the OTC Final Rule, we have expended, and will continue to expend, significant time and resources evaluating the OTC Final Rule and ensuring that our devices and processes comply with the new requirements in order to market our products in line with our primary direct-to-consumer business and omni-channel models.

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

Following the publication of the OTC Final Rule, we have focused efforts on transitioning our business to operate within the new OTC framework by expanding our omni-channel approach through select commercial partnerships, retail, and other distribution opportunities, including authorized resellers and benefits managers. Through these partnerships, we sell Eargo hearing aids at wholesale prices to resellers, who in turn offer our products to end-customers through their respective physical or online storefronts or portals.

Generally, these opportunities take two forms. In certain cases, our partner may choose to purchase stock inventory from time to time; for example, our commercial arrangement with Victra, one of America’s largest wireless retailers, facilitates access to our hearing screeners and enables demonstration of our devices at approximately 1,500 Victra store locations across the country, where customers may purchase or order Eargo hearing aids. In other cases, we fulfill and ship orders placed through the online storefronts or portals of authorized resellers directly to end-customers. We generally do not submit insurance claims on behalf of customers who purchase from any of our authorized resellers, including Victra. We believe these partnerships will help expand consumer access to our hearing aids and allow us to target high-intent customers more efficiently.

We believe that the OTC Final Rule will continue to facilitate opportunities to execute commercial partnerships and thereby continue expanding our customers’ ability to learn about our hearing aids, obtain general information about their hearing through our current hearing screeners, and experience our devices in person prior to purchasing or ordering directly at retail locations or online through third-party partners. However, we may not ultimately identify such opportunities or have the financial or other resources necessary to capitalize on such opportunities if or as they arise, and any such opportunities may not generate sufficiently meaningful sales volumes of Eargo hearing aid devices profitably.

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

We accept insurance benefits as a direct method of payment in certain circumstances, a practice we refer to as “direct plan access.” In “direct plan access,” we submit an insurance claim on behalf of an Eargo customer to their insurance plan or support an Eargo customer in their own claim submission, and the customer’s insurance benefits are utilized for the purchase, in whole or in part. Common forms of application of an insurance benefit can include, but are not limited to, co-pay, payment by a third-party payor to either Eargo or the customer, reimbursement by a third-party payor to the customer, or application toward a customer’s deductible.

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

We are also seeking to establish further relationships with health plans, benefits managers and managed care providers. Employer self-funded plans or other health plans may at times contract with benefits managers or managed care providers for the administration of supplemental benefits, including hearing aid benefits or general “over-the-counter” benefits. Benefits managers, who are prevalent in Medicare Advantage, are responsible for selecting vendors or suppliers whose products or services are eligible to be covered by the supplemental benefits. The vendors themselves, or Eargo in this role, are not responsible for claims submissions but instead fulfill the product order from the customer through the benefits manager.

See “—DOJ investigation and settlement” for more information as well as the Risk Factors titled, “We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program, or in otherwise establishing relationships with health plans, benefits managers, or managed care providers” and “We are subject to risks from legal proceedings, investigations, and inquiries, including a number of recent legal proceedings and investigations, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.”

Competition

We compete in the hearing aid market against manufacturers, clinics and retailers of hearing aids, other direct-to-consumer providers of hearing aids and, to a lesser extent, providers of personal sound amplification products (“PSAPs”). Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. The long-term effects of the OTC Final Rule to the competitive landscape of the hearing aid industry are not yet known. The FDA and the Biden administration have stated that the intention of the OTC Final Rule is to reduce barriers to access, foster innovation in hearing aid technology, and promote the wide availability of low-cost hearing aids. We expect the removal of regulatory barriers to entry has and will continue to facilitate the introduction of new and varied product designs by incumbent and new competitors. For example, a number of new and existing competitors have begun marketing OTC hearing aids since the effective date of the OTC Final Rule.

While our devices have historically been price competitive with devices sold through traditional hearing aid channels, we may not be able to maintain the price competitiveness of our devices as the cash-based OTC hearing aid market develops. The availability of comparatively lower-priced OTC hearing aid devices following the effective date of the OTC Final Rule, including those marketed by traditional consumer electronics companies, may negatively impact consumer adoption of our devices through our cash-pay channels, for example, in physical or online retail settings where consumers may be more price sensitive, not aware of our products, or otherwise unable to differentiate between our devices and those of our competitors. We may need to market lower-priced devices in order to effectively compete with lower priced alternatives available on the OTC hearing aid market.

In our insurance channels, although we believe our products remain price competitive as compared to hearing aids sold through traditional hearing aid channels, existing arrangements between certain legacy hearing aid manufacturers and licensed healthcare providers, health plans or hearing benefits managers (many of which are owned or otherwise affiliated with the five major traditional hearing manufacturers) that predate the effective date of the OTC Final Rule may have the effect of limiting consumer access to OTC hearing aids such as ours. Additionally, to the extent health plans continue to require in-person hearing tests to support claims submissions following the OTC Final Rule—in other words, to require that reimbursement for OTC hearing aids be dependent on diagnoses that are most often obtained in traditional hearing aid channels—we may remain at a competitive disadvantage in marketing or selling our products to insurance beneficiaries who would otherwise have access to a hearing aid benefit.

See the Risk Factor titled, “We operate in a highly competitive industry, and competitive pressures, including those developing following the OTC Final Rule, could have a material adverse effect on our business.”

Efficient acquisition of new customers

We have made significant investments in sales and marketing to build a strong brand, achieve broad awareness of our Eargo system, acquire new customers and convert sales leads. We have invested and expect to continue to invest significant resources into optimizing our customer acquisition process. As a result of the DOJ investigation, we temporarily stopped accepting insurance as a direct method of payment to the Company (referred to as “direct plan access”). Instead, all sales within such timeframe were to customers we refer to as “cash-pay” customers, which includes upfront payment, credit card, third-party financing, and third-party distributor, authorized reseller or partner payments.

The shift to a primarily “cash-pay” model has generally increased the cost of customer acquisition, based on the historically lower conversion rate for cash-pay customers as compared to direct plan access insurance customers.

We anticipate that our omni-channel expansion to various third-party distributors, including in such third parties’ retail locations, may allow for a more streamlined sales process and help mitigate the low volume of direct plan access insurance customers using insurance as a direct payment method; however, it may not ultimately produce meaningful sales volume or reduce our cost of customer acquisition due to new sales and marketing initiatives related to such expansion, and the long-term impacts of the OTC Final Rule on our omni-channel business are not yet known. We intend to continue to structure our sales and marketing efforts in the manner that we believe is most likely to encourage cost-efficient customer acquisition.

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

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our returns rate impacts our reported net revenue and gross profit or loss. Sales returns rates, as defined under “—Key business metrics,” were 34% for the year ended December 31, 2022 and 36% for the six months ended June 30, 2023. Please see “—Key business metrics” for a further discussion of our sales returns rate and any impact it may have on our revenue, gross profit and gross margin.

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

Recruitment and retention of personnel; cost reduction plans

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

On June 23, 2023, our Board of Directors approved a cost reduction plan intended to optimize our cost structure and operating model (the “2023 plan”), which we currently expect will be substantially implemented through the end of fiscal 2023. The 2023 plan is expected to impact approximately 90 to 120 employees, or approximately 32% to 42% of our workforce, in particular sales and marketing, including all or substantially all of our retail field sales team. In conjunction with the 2023 plan, on June 23, 2023, our former President and Chief Executive Officer stepped down from his positions as President and Chief Executive Officer and as a member of our Board of Directors, effective June 30, 2023, and the Board of Directors appointed William Brownie, our Chief Operating Officer, as our interim Chief Executive Officer. The Company currently estimates that it will incur one-time charges of approximately $3.5 million to $5.0 million in connection with the 2023 plan, primarily expected to consist of employee severance costs and related benefits. The Company may ultimately incur charges that are higher or lower than this range as it finalizes and implements the 2023 plan and the related accounting treatment.

Future suspension of equity awards, including of our practice of granting RSUs, and reductions in workforce or departure of any executive or member of our senior management team, in addition to any negative perceptions of employment with us as a result of the DOJ investigation and the settlement with the U.S. government, could continue to adversely affect employee morale and have a material adverse impact on our ability to recruit, retain and motivate the high-quality employees critical to our operations, including a permanent chief executive officer, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

As of June 30, 2023, the PSC Stockholder held 15,821,299 shares, representing approximately 76.2% of our outstanding common stock. As a result of Patient Square’s ownership position, we are considered a “controlled company” within the meaning of the marketplace rules of the Nasdaq Stock Market (“Nasdaq”) and Patient Square may be able to determine all matters requiring stockholder approval.

Reverse Stock Split

On October 12, 2022, at our 2022 annual meeting of stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock, at a ratio in the range of 1-for-5 to 1-for-50, with such ratio to be determined by the Board. On January 11, 2023, we announced that the Board had approved a 1-for-20 reverse stock split (the “Reverse Stock Split”), and on January 17, 2023, the Reverse Stock Split was effected. Our common stock began trading on a split-adjusted basis on January 18, 2023. All share and per share information presented in this Quarterly Report on Form 10-Q for periods or dates preceding the Reverse Stock Split has been retrospectively adjusted to reflect the Reverse Stock Split.

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

We rely on a number of international suppliers and manufacturers, including our primary manufacturer, Pegatron Corporation, who is headquartered in Taiwan, which exposes us to foreign operational and political risks such as changes in trade policies and export regulations between the United States and other countries or geopolitical conflict. Additionally, although we believe the COVID-19 pandemic has largely resulted in favorable consumer trends for our business, travel restrictions, factory closures and disruptions in global supply chains have resulted in industry-wide component supply shortages (such as in semiconductors), and we may not be able to obtain adequate inventory on a timely basis or at all. To date, increases in component pricing have occurred but have not had a material impact on our supply continuity or gross margins. We have taken steps to monitor our supply chain and actions to address limited supply and increasing lead times, including outreach to critical suppliers and spot market purchases. While we have not experienced any significant disruptions to our supply chain that have impacted our ability to service customers or our access to necessary raw materials and component parts for the manufacture of our products to date, disruptions have occurred across a number of industries and we cannot provide any assurance that future disruptions will not emerge as a result of the ongoing supply chain issues, inflation, the COVID-19 pandemic, geopolitical events or other extrinsic factors. Future disruptions in our supply chain, including the sourcing of certain components and raw materials, such as semiconductor and memory chips, as well as increased logistics costs, could impact our revenue and gross margins.

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

The following table details the number of gross systems shipped and sales returns rates for the periods presented below:

	Three months ended
	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023
Gross systems shipped	5,773	4,455	5,156	8,863	8,705	5,098
Sales returns rate	33.9%	33.3%	32.3%	34.9%	37.4%	34.2%

Shipments to customers with potential insurance coverage were less than 3% for all periods presented in the table above. The increase in shipments for the six months ended June 30, 2023 and the corresponding increase in the sales returns rate was primarily attributable to our commercial arrangement with Victra, a retail partner, which launched during the fourth quarter of 2022.

We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while sales returns rates are an indicator of expected reductions to revenue as well as change in customer mix and factors affecting the returns rates by customer type.

Due to the historically higher return rate for cash-pay customers and the current higher return rate associated with Victra sales as compared to insurance customers, we expect that revenue, gross profit and gross margin may remain depressed as compared to prior periods for so long as there is minimal volume from our customers in our insurance channels; however, we are currently unable to predict the long-term impact that the expansion of our omni-channel strategy (including retail and other partners) will have on our return rate for cash-pay customers, and the impact any such change may have on our revenue, gross profit and gross margin.

Components of our results of operations

See the discussion under “—Factors affecting our business,” which describes a variety of circumstances currently affecting our business and results of operations, and which require that we continually evaluate and adapt our business model and expenditures as new information becomes available. Additionally, the majority of the costs we expect to incur in connection with the 2023 plan will be recorded as they are incurred and are therefore not reflected in the below sections. See Note 8, “Cost Reduction Activities,” in our condensed consolidated financial statements and the discussion under “—Recruitment and retention of personnel; cost reduction plans” for more information.

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

Cost of revenue and gross margin

Cost of revenue consists of expenses associated with the cost of finished goods, freight, personnel costs, consumables, product warranty costs, transaction fees, reserves for excess and obsolete inventory, depreciation and amortization, impairment charges and related overhead.

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

Sales and marketing expenses

Our sales and marketing expenses have generally been the largest component of our operating expenses and consist primarily of personnel-related costs, including salaries and stock-based compensation, direct and channel marketing, advertising and promotional expenses, consulting fees, public relations costs and allocated facility overhead costs. Sales and marketing personnel include our retail field sales team (which is expected to be impacted by the 2023 plan), and a direct sales force consisting of inside sales consultants, hearing professionals, marketing professionals and related support personnel. We expect our sales and marketing expenses to fluctuate over time as a percentage of revenue, including in connection with the cost reduction plans announced in 2021, 2022, and 2023, or as our omni-channel strategy develops or evolves in response to our business.

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

Even excluding the costs associated with the DOJ investigation, we expect to incur significant general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, additional insurance costs, investor relations activities and other administrative and professional services, as well as professional service and legal fees and expenses related to shareholder litigation that has been filed and that may be filed in the future.

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

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

	Three months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$8,108	$7,247	$861	11.9%
Cost of revenue	6,477	4,733	1,744	36.8
Gross profit (loss)	1,631	2,514	(883)	(35.1)
Operating expenses:
Research and development	5,364	3,879	1,485	38.3
Sales and marketing	12,627	12,734	(107)	(0.8)
General and administrative	9,446	17,344	(7,898)	(45.5)
Total operating expenses	27,437	33,957	(6,520)	(19.2)
Loss from operations	(25,806)	(31,443)	5,637	(17.9)
Other income (expense), net:
Interest income	654	56	598	*
Interest expense	—	(285)	285	*
Loss on extinguishment of debt	—	(772)	772	*
Total other income (expense), net	654	(1,001)	1,655	*
Loss before income taxes	(25,152)	(32,444)	7,292	(22.5)
Income tax provision	—	—	—	*
Net loss and comprehensive loss	$(25,152)	$(32,444)	$7,292	(22.5)%

* Not meaningful

Revenue, net

	Three months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$8,108	$7,247	$861	11.9%

Gross systems shipped during the three months ended June 30, 2023 were 5,098, compared to 4,455 during the comparable period in 2022. Revenue, which is reported net of consideration payable to customers and expected returns, increased by $0.9 million, from $7.2 million during the three months ended June 30, 2022 to $8.1 million during the three months ended June 30, 2023. The increase in shipment volume and related revenue was largely driven by our commercial arrangement with Victra, a retail partner, launched in the fourth quarter of 2022, partially offset by a corresponding increase in our sales returns rate.

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Cost of revenue	$6,477	$4,733	$1,744	36.8%
Gross profit	1,631	2,514	(883)	(35.1)%
Gross margin	20.1%	34.7%

Cost of revenue increased by $1.7 million, or 36.8%, from $4.7 million during the three months ended June 30, 2022 to $6.5 million during the three months ended June 30, 2023. Cost of revenue increased during the three months ended June 30, 2023 primarily due to an increase in the number of systems shipped, rework costs of $0.8 million to address loss of charging capacity in certain of our hearing aids in inventory, and impairment charges of $0.8 million related to previously capitalized software costs. Gross margins during the three months ended June 30, 2023 and 2022 were 20.1% and 34.7%, respectively. The decrease in gross margins was attributable to higher cost of revenue per unit sold in the second quarter of 2023.

Research and development ("R&D")

	Three months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Research and development	$5,364	$3,879	$1,485	38.3%

R&D expenses increased by $1.5 million, or 38.3%, from $3.9 million during the three months ended June 30, 2022 to $5.4 million during the three months ended June 30, 2023. The change was primarily due to an increase in personnel-related costs, as the prior period included the reversal of previously expensed stock-based compensation associated with the non-achievement of certain performance-based restricted stock awards. Personnel-related costs also increased as a result of a net increase in headcount. The increase in R&D expenses was partially offset by a net decrease in third-party costs.

Sales and marketing

	Three months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Sales and marketing	$12,627	$12,734	$(107)	(0.8)%

Sales and marketing expenses decreased by $0.1 million, or 0.8%, from $12.7 million during the three months ended June 30, 2022 to $12.6 million during the three months ended June 30, 2023. The net decrease was due to net decrease of $0.4 million in direct marketing, advertising and promotional expenses and related overhead expenses offset by a net increase in personnel and personnel-related costs of $0.3 million driven in part by investments in our retail field sales and insurance operations during such periods.

General and administrative

	Three months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
General and administrative	$9,446	$17,344	$(7,898)	(45.5)%

General and administrative expenses decreased by $7.9 million, or 45.5%, from $17.3 million during the three months ended June 30, 2022 to $9.4 million during the three months ended June 30, 2023. The change was primarily due to a net decrease of $9.0 million relating to general corporate costs primarily related to legal, consulting and other professional fees that in the second quarter of 2022 were driven by activities related to litigation, financing and compliance matters. The decrease in general and administrative expense for the three months ended June 30, 2023 also includes a net increase in personnel and personnel-related costs of $1.1 million, which includes a $0.5 million increase in headcount and a $1.6 million increase related to employee workforce reduction costs for severance and related benefits incurred in connection with the 2023 plan, partially offset by a $1.0 million credit related to the reversal of previously expensed stock-based compensation associated with forfeited equity awards.

Interest income

	Three months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Interest income	$654	$56	$598	*

Interest income was $0.7 million during the three months ended June 30, 2023. The increase in interest income was primarily attributable to the increased interest rates on cash balances.

Results of operations

Comparison of the six months ended June 30, 2023 and 2022

	Six months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$19,921	$16,423	$3,498	21.3%
Cost of revenue	13,168	10,224	2,944	28.8
Gross profit	6,753	6,199	554	8.9
Operating expenses:
Research and development	9,969	9,726	243	2.5
Sales and marketing	26,028	26,024	4	0.0
General and administrative	19,354	32,278	(12,924)	(40.0)
Total operating expenses	55,351	68,028	(12,677)	(18.6)
Loss from operations	(48,598)	(61,829)	13,231	(21.4)
Other income (expense), net:
Interest income	1,524	61	1,463	*
Interest expense	—	(549)	549	*
Loss on extinguishment of debt	—	(772)	772	*
Total other income (expense), net	1,524	(1,260)	2,784	(221.0)
Loss before income taxes	(47,074)	(63,089)	16,015	(25.4)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(47,074)	$(63,089)	$16,015	(25.4)%

* Not meaningful

Revenue, net

	Six months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$19,921	$16,423	$3,498	21.3%

Gross systems shipped during the six months ended June 30, 2023 were 13,803 compared to 10,228 during the comparable period in 2022. Revenue, which is reported net of consideration payable to customers and expected returns, increased by $3.5 million, from $16.4 million during the six months ended June 30, 2022 to $19.9 million during the six months ended June 30, 2023. The increase in shipment volume and related revenue was largely driven by our commercial arrangement with Victra, a retail partner, launched in the fourth quarter of 2022, partially offset by a lower average sales price and a corresponding increase in our sales returns rate.

Cost of revenue, gross profit, and gross margin

	Six months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Cost of revenue	$13,168	$10,224	$2,944	28.8%
Gross profit	6,753	6,199	554	8.9%
Gross margin	33.9%	37.7%

Cost of revenue increased by $2.9 million, or 28.8%, from $10.2 million during the six months ended June 30, 2022 to $13.2 million during the six months ended June 30, 2023. Cost of revenue increased during the six months ended June 30, 2023 primarily related to an increase in the number of systems shipped during the six months ended June 30, 2023 due to our commercial arrangement with Victra, rework costs of $0.8 million to address loss of charging capacity in certain of our hearing aids in inventory, and impairment charges of $0.8 million related to previously capitalized software costs. Gross margins during the six months ended June 30, 2023 and 2022 were 33.9% and 37.7%, respectively. The decrease in gross margins was attributable to the increase in our cost of revenue per unit sold.

Research and development (R&D)

	Six months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Research and development	$9,969	$9,726	$243	2.5%

R&D expenses increased by $0.2 million, or 2.5%, from $9.7 million during the six months ended June 30, 2022 to $10.0 million during the six months ended June 30, 2023. The change was primarily due to a net increase in personnel-related costs for the six months ended June 30, 2023 as the prior period included the reversal of previously expensed stock-based compensation of $1.1 million associated with the non-achievement of certain performance-based restricted stock units. The increase in R&D expenses was partially offset by a net decrease of $0.6 million in third-party costs.

Sales and marketing

	Six months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Sales and marketing	$26,028	$26,024	$4	0.0%

Sales and marketing expenses for the six months ended June 30, 2023 were relatively flat compared to the similar period in the prior year. The change was due to an increase in personnel and personnel-related costs of $1.0 million driven in part by investments in our retail field sales and insurance teams and related operations, offset by a net decrease of $1.0 million in direct marketing, advertising and promotional expenses and related overhead expenses during such period.

General and administrative

	Six months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
General and administrative	$19,354	$32,278	$(12,924)	(40.0)%

General and administrative expenses decreased by $12.9 million, or 40.0%, from $32.3 million during the six months ended June 30, 2022 to $19.4 million during the six months ended June 30, 2023. The change was primarily due to a net decrease of $14.8 million relating to general corporate costs primarily related to legal, consulting and other professional fees that in the prior year were driven by activities related to litigation, financing and compliance matters. The decrease in general and administrative expense for the six months ended June 30, 2023 also includes a net increase in personnel and personnel-related costs of $1.9 million, which includes a $1.3 million related to an increase in headcount and a $1.6 million increase related to employee workforce reduction costs for severance and related benefits incurred in connection with the 2023 plan, partially offset by a $1.0 million credit related to the reversal of previously expensed stock-based compensation associated with forfeited equity awards.

Interest income

	Six months ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Interest income	$1,524	$61	$1,463	*

Interest income was $1.5 million during the six months ended June 30, 2023. The increase in interest income was primarily attributable to the increased interest rates on cash balances.

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

As of June 30, 2023, we had cash and cash equivalents of $60.8 million, which are available to fund our operations. Cash and cash equivalents include amounts deposited in financial institutions regulated by the FDIC. The FDIC insures cash deposits of up to $250,000. We regularly maintain cash balances in deposit accounts in excess of the FDIC-insured limits. Additionally, our cash equivalents are held in accordance with cash sweep arrangements with financial institutions, which amounts are invested in money market accounts that are neither included on the balance sheets of such financial institutions nor insured by the FDIC. According to our cash sweep arrangements, we believe we should be recognized by the FDIC as the owner of such assets in the event of such financial institution’s failure, such as the March 10, 2023 closure of SVB. While we have regained access to our funds at SVB and are evaluating our banking relationships, future disruptions of financial institutions where we bank or disruptions of the financial services industry in general could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. In addition, even if we lack exposure to the uncertainty or volatility of one or more financial institutions, the impact of financial institution volatility on our partners, customers or suppliers may also impact our business and financial condition.

Our net losses were $47.1 million and $63.1 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $561.4 million as of June 30, 2023. We expect to incur additional substantial losses in the foreseeable future. We believe that without any future financing, our current resources are insufficient to satisfy our obligations as they become due within one year after the date that the financial statements are issued. Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. See the Risk Factor titled, “Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. Our future capital requirements may be substantial, and if we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets.”

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

•
investor confidence in the Company and our ability to continue as a going concern;
•
the timing, receipt and amount of sales from our current and future products;
•
the costs involved in resolving third-party claims audits as well as other legal proceedings and their duration and impact on our business generally;
•
the availability of insurance coverage for our hearing aid devices, and any costs associated with reimbursement and compliance, including following the implementation of the OTC Final Rule (which may lead insurance providers to take actions limiting our ability to access insurance coverage), and any resulting changes to our business model, including a potential long-term shift to a primarily “cash-pay” model, with limited volume from our customers in our insurance channels, which would likely result in a sustained increased cost of customer acquisition;
•
the cost and timing of expanding our sales, marketing and distribution capabilities;
•
any expenses, as well as the impact to our business and operating model, as a result of the OTC Final Rule and any other changes in the regulatory landscape for hearing aid devices;
•
the impact of our cost reduction plans, including any adverse impact on our business or investor confidence;
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
•
our ability to register securities in a cost-efficient manner;
•
investor perceptions of our capital structure, including the fact that we are a controlled company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•
the extent to which we acquire or invest in businesses; and
•
uncertainty or volatility in the market generally, including as a result of increasing interest rates and inflation.

Our liquidity and ability to raise capital are subject to various risks, including the risks identified in the section titled “Risk Factors” in Item 1A of Part II. Further, as discussed above, since the announcement of the DOJ investigation and our related decision to temporarily stop accepting insurance benefits as a method of direct payment between December 8, 2021 and September 15, 2022, there has been and may continue to be a significant reduction in shipments, revenue and gross margin. If this trend continues, it could negatively impact our liquidity and working capital, including by impacting our ability to access any additional capital.

Leases

We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2029, with the most significant lease relating to our corporate headquarters. As of June 30, 2023, we have total operating lease obligations of $7.8 million recorded on our condensed consolidated balance sheet.

Refer to Note 5 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(40,190)	$(82,882)
Net cash used in investing activities	(269)	(2,352)
Net cash provided by financing activities	—	81,364
Net decrease in cash and cash equivalents	$(40,459)	$(3,870)

Operating activities

During the six months ended June 30, 2023, cash used in operating activities was $40.2 million, attributable to a net loss of $47.1 million and a net change in our net operating assets and liabilities of $3.2 million, which was offset by non-cash charges of $10.1 million. Non-cash charges primarily consisted of $6.0 million in stock-based compensation, $2.5 million in depreciation and amortization expense, $0.8 million in asset impairments, $0.5 million in non-cash operating lease expense, and $0.2 million in bad debt expense.

The change in our net operating assets and liabilities was primarily due to a $3.1 million decrease in accrued expenses, $1.8 million decrease in accounts payable, $1.4 million increase in other assets and $0.3 million increase in inventories, offset by $1.8 million decrease in prepaid expenses and other current assets, $0.8 million decrease in accounts receivable and a $1.1 million increase in sales returns reserve.

During the six months ended June 30, 2022, cash used in operating activities was $82.9 million, attributable to a net loss of $63.1 million, and a net change in our net operating assets and liabilities of $34.7 million, partially offset by non-cash charges of $14.9 million. Non-cash charges primarily consisted of $5.7 million in debt issuance costs from convertible notes, the payments of which are classified as cash used in financing activities, $4.5 million in stock-based compensation, $2.7 million in depreciation and amortization expense, $0.8 million loss on extinguishment of debt, $0.6 million in non-cash operating lease expense and $0.4 million in bad debt expense. The change in our net operating assets and liabilities was primarily due to a $34.4 million decrease in the settlement liability which was paid in accordance with the terms of the DOJ settlement agreement, a $3.3 million decrease in accounts payable, a $1.1 million decrease in sales returns reserve, a $1.1 million increase in inventories, and a $0.3 million decrease in operating lease liabilities, partially offset by a $4.8 million decrease in prepaid expenses and other current assets and a $1.0 million decrease in other assets.

Investing activities

During the six months ended June 30, 2023, cash used in investing activities was $0.3 million related to the purchase of property and equipment and capitalized costs related to the development of internal use software.

During the six months ended June 30, 2022, cash used in investing activities was $2.4 million, which consisted of $2.1 million related to the purchase of property and equipment and $0.3 million in capitalized costs related to the development of internal use software.

Financing activities

There was no cash used in financing activities during the six months ended June 30, 2023.

During the six months ended June 30, 2022, cash provided by financing activities was $81.4 million, which primarily consisted of $99.9 million in proceeds from issuance of convertible notes net of issuance costs paid to lender and $0.1 million in proceeds from the exercise of stock options, partially offset by $16.2 million in debt repayments and $2.3 million in payments of issuance costs to third parties related to our convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of June 30, 2023 and December 31, 2022 consisted of $60.8 million and $101.2 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

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

As of June 30, 2023, our management, with the participation and supervision of our principal executive officer, our principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, principal financial, and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer, our principal financial officer, and our principal accounting officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting and entity level controls described below, our disclosure controls and procedures were not effective as of June 30, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer, and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•
We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program, or in otherwise establishing relationships with health plans, benefits managers, or managed care providers.
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
•
We operate in a highly competitive industry, and competitive pressures, including those developing following the OTC Final Rule, could have a material adverse effect on our business.
•
We have a limited operating history and have experienced periods of significant business changes in a short time. If we are unable to manage our business and anticipated fluctuations in our business effectively, our business and growth prospects could be materially and adversely affected.
•
If we fail to attract and retain senior management and other key personnel, our business may be materially and adversely affected.
•
We may not achieve some or all of the expected benefits of our cost reduction plans, and our reductions may adversely affect our business.
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
•
As we expand our omni-channel product offerings to various third-party partners, including in such third parties’ physical retail outlets, and begin to rely on third parties outside of our control, any failure of such third parties to comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability. In addition, any shift of the marketing and sales of our products to third-party partners will increase our reliance on sales personnel who may be less familiar with our products or may also sell competitive products.

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
•
There are a variety of hearing aid products and technologies, and consumer confusion about product features and technology, including as a result of counterfeiting and other infringement of our products and trademarks, could lead consumers to purchase competitive products instead of our products, or to conflate any adverse events or safety issues associated with third-party hearing aid products or other sound enhancement products with our products, which could adversely affect our business, financial condition and results of operations.
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

Risks relating to our industry and business

We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program, or in otherwise establishing relationships with health plans, benefits managers, or managed care providers.

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

On April 29, 2022, we entered into a civil settlement agreement with the U.S. government that resolved the DOJ investigation. Pursuant to the settlement agreement, we paid approximately $34.4 million to the U.S. government. We cooperated fully with the DOJ investigation. We deny the allegations in the settlement agreement, and the settlement is not an admission of liability by us. Additionally, following the settlement with the U.S. government, a payor audit related to claims submitted for customers with FEHB plans remains in process, although as of April 13, 2023, we are no longer subject to prepayment review of claims by the third-party payor with whom historically we had the largest volume. While we intend to continue to work with applicable third-party payors with the objective of validating and establishing additional processes to support any future claims that we may submit for reimbursement and, as of September 15, 2022, we have begun to accept insurance benefits as a method of direct payment again under certain limited circumstances, we may not be able to arrive at additional processes or submit future claims, including under the FEHB program, in sufficient volume to meaningfully restore or expand our insurance-based business. For example, we did not historically conduct or require in-person hearing tests, and to the extent that in-person testing is required to support any claims submissions, this represents a significant challenge to our direct-to-customer business model that may adversely impact the attractiveness of our offerings to customers.

Between December 8, 2021 and September 15, 2022, we did not accept insurance benefits as a direct method of payment to us, a practice we refer to as “direct plan access.” In “direct plan access,” we submit an insurance claim on behalf of an Eargo customer to their insurance plan, or support an Eargo customer in their own claim submission, and the customer’s insurance benefits are utilized for the purchase, in whole or in part. Common forms of application of an insurance benefit can include, but are not limited to, co-pay, payment by a third-party payor to either Eargo or the customer, reimbursement by a third-party payor to the customer, or application toward a customer’s deductible.

Beginning on September 15, 2022, we resumed our direct plan access insurance-based business, accepting insurance benefits as a method of direct payment in certain limited circumstances, when the customer has undergone testing by a licensed healthcare provider to establish medical necessity, with supporting clinical documentation. The majority of the claims we have submitted for reimbursement since instating this process have been approved for payment and/or paid, while a portion of the claims are pending adjudication by the payors or have been denied and are currently in the appeals process, each in the ordinary course of business. As of April 13, 2023, we are no longer subject to prepayment review of claims by the third-party payor with whom historically we had the largest volume; however, third-party payors periodically conduct pre- and post-payment reviews, including audits of previously submitted claims, and we could be subject to such reviews or audits in the future, including by such payor.

We are evaluating additional alternatives for testing or establishing medical necessity, including but not limited to contracting with third parties or existing networks and/or establishing a management services organization separate from our existing corporate structure that manages professional entities that employ licensed healthcare providers. These alternatives involve significant time and resources, including, but not limited to, development of additional internal processes, training, and compliance and quality control programs, coordination with external healthcare providers and professional services organizations, and evaluation of and compliance with state-by-state regulatory requirements. We cannot provide any assurance as to the efficacy of the processes that we have established or the efficacy of additional processes that may be established in the future. If we are unable to successfully implement alternatives for testing or to otherwise establish additional processes to support claims that we may submit for reimbursement, we expect that we may not be able to submit future claims in sufficient volume to meaningfully restore or expand the amount of our insurance-based business related to direct plan access.

Further, the OTC Final Rule may lead payors to take additional actions further limiting our ability to access insurance coverage, or there may be a delay in accessing insurance coverage as payors seek to address the new OTC framework in their offered benefits, if at all, any of which may have a material adverse effect on our financial condition, results of operations or cash flows. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed, and certain carriers, including the third-party FEHB carrier with whom historically we had the largest volume, excluded from coverage so-called “over-the-counter” hearing aids and enhancement devices (such as personal sound amplification products, or “PSAPs”). Accordingly, the new regulatory category of OTC hearing aids created with the OTC Final Rule are not covered under certain plans as currently written, until such time as such carriers update their coverage policies to reflect the newly established OTC category under the OTC Final Rule, if ever. In addition, even if health plans update their coverage policies to include the new regulatory category of OTC hearing aids, they nonetheless may require a prescription, evaluation or diagnostic test conducted by a licensed healthcare professional to establish medical necessity and/or establish lower reimbursement rates for OTC hearing aids. Although we may seek to market certain of our devices as prescription hearing aids, payors, including the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide, may still not provide coverage for such devices because they are also offered OTC. We may need to work with individual carriers (including FEHB plans) to determine coverage for our hearing aids, including on a claim-by-claim basis with individual payors, which may be time-consuming and unpredictable. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over such third parties’ decision-making with respect to coverage and payment levels or over their claims submissions processes and timelines. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our business and ability to sell products.

We are also seeking to establish further relationships with health plans, benefits managers and managed care providers. Employer self-funded plans or other health plans may at times offer supplemental benefits, which may include hearing aid benefits or general “over-the-counter” benefits; they may in those cases contract with benefits managers or managed care providers in the administration of such supplemental benefits. In this role, among other things, benefits managers, which are prevalent in Medicare Advantage plans, are responsible for selecting vendors or suppliers or, in other words, vendors whose products or services are eligible to be covered by the supplemental benefit. The vendors themselves, or Eargo in this role, are not responsible for claims submissions but instead fulfill the product order from the customer through the benefits manager. However, existing arrangements between certain legacy hearing aid manufacturers and licensed healthcare providers, health plans or hearing benefits managers (many of which are owned or otherwise affiliated with the five major traditional hearing manufacturers) that predate the effective date of the OTC Final Rule may have the effect of limiting beneficiary access to OTC hearing aids such as ours. Additionally, to the extent health plans continue to require in-person hearing tests to support claims submissions following the OTC Final Rule—in other words, to require that reimbursement for OTC hearing aids be dependent on diagnoses that are most often obtained in traditional hearing aid channels—we may remain at a competitive disadvantage in marketing or selling our products to insurance beneficiaries that would otherwise have access to a hearing aid benefit.

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

As a result of the change to a primarily “cash-pay” business model, we have faced a significant reduction in revenue and reduced growth prospects. If we are unable to establish processes to support reimbursement from third-party payors or to establish meaningful partnerships or other relationships with health plans, benefits managers or managed care providers, our business and growth prospects and our ability to sell our products may be significantly and adversely impacted. Our future growth prospects may also depend on insurance coverage, if any, for certain hearing aids (which may not include Eargo hearing aids). We may never achieve sufficient additional third-party reimbursement to meaningfully restore or expand our insurance-based business.

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

•
investor confidence in the Company and our ability to continue as a going concern;
•
the timing, receipt and amount of sales from our current and future products;
•
the costs involved in resolving third-party claims audits as well as other legal proceedings and their duration and impact on our business generally;
•
the availability of insurance coverage for our hearing aid devices, and any costs associated with reimbursement and compliance, including following the implementation of the OTC Final Rule (which may lead insurance providers to take actions limiting our ability to access insurance coverage), and any resulting changes to our business model, including a potential long-term shift to a primarily “cash-pay” model, with limited volume from our customers in our insurance channels, which would likely result in a sustained increased cost of customer acquisition;
•
the cost and timing of expanding our sales, marketing and distribution capabilities;
•
any expenses, as well as the impact to our business and operating model, as a result of the OTC Final Rule and any other changes in the regulatory landscape for hearing aid devices;
•
the impact of our cost reduction plans, including any adverse impact on our business or investor confidence;
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
•
our ability to register securities in a cost-efficient manner;
•
investor perceptions of our capital structure, including the fact that we are a controlled company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•
the extent to which we acquire or invest in businesses; and
•
uncertainty or volatility in the market generally, including as a result of increasing interest rates and inflation.

As a result of the Rights Offering and conversion of the Notes, our stockholders experienced substantial dilution of their holdings and the PSC Stockholder obtained a controlling interest in us. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant further dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.

In addition, there are limitations that exist which may increase the time and cost required to effect a registration of our securities under the Securities Act. Even if we are able to register the offer and sale of securities on Form S-3, we are limited in the amount we can raise. As a result, our ability to raise capital in public markets in a timely or cost-effective manner may be impaired.

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

We operate in a highly competitive industry, and competitive pressures, including those developing following the OTC Final Rule, could have a material adverse effect on our business.

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

In addition to these manufacturer competitors, Costco sells multiple brands of hearing aids, including those of the traditional manufacturers and, in the past, Costco’s own white-label Kirkland Signature brand of hearing aid, at various price points. We estimate that during 2019, Costco dispensed approximately 14% of the hearing aids distributed in the United States, which percentage is expected to increase going forward. The United States Department of Veterans Affairs (the “VA”) is also a significant provider of hearing aids and provides hearing aids at no charge to its patients. We estimate that, in 2022, the VA dispensed approximately 20% of the hearing aids distributed in the United States. Our products are not distributed by Costco, or on contract or currently eligible to be distributed by the VA.

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

Additionally, the long-term effects of the OTC Final Rule on the competitive landscape of the hearing aid industry are not yet known. In particular following the effective date of the OTC Final Rule, we have faced increased competition from companies that have introduced new technologies, including consumer electronics companies that sell direct to consumers and other hearing aid companies that have partnered with other retailers and traditional consumer electronics companies. For example, since the effective date of the OTC Final Rule, Nuheara will be selling its OTC self-fitting air-conduction hearing aids under branding by HP, Inc., while Sony Electronics has partnered with WS Audiology and Lexie Hearing has partnered with Bose Corporation to sell FDA-cleared self-fitting hearing aids.

While our devices have historically been price competitive with devices sold through traditional hearing aid channels, we may not be able to maintain the price competitiveness of our devices as the cash-based OTC hearing aid market develops. The availability of comparatively lower-priced OTC hearing aid devices following the effective date of the OTC Final Rule, including those marketed by traditional consumer electronics companies may negatively impact consumer adoption of our devices through our cash-pay channels, for example, in physical or online retail settings where consumers may be more price sensitive, not aware of our products, or otherwise unable to differentiate between our devices and those of our competitors. We may need to market lower-priced devices in order to effectively compete with lower-priced alternatives available on the OTC hearing aid market, which could require us to incur significant additional costs in development, licensing, or marketing and potentially reduce our gross margin. Any inability to maintain the price competitiveness of our devices in the hearing aid market could have a material adverse effect on our business, financial condition and results of operations.

In our insurance channels, although we believe our products remain price competitive as compared to hearing aids sold through traditional hearing aid channels, existing arrangements between certain legacy hearing aid manufacturers and licensed healthcare providers, health plans or hearing benefits managers (many of which are owned or otherwise affiliated with the five major traditional hearing manufacturers) that predate the effective date of the OTC Final Rule may have the effect of limiting consumer access to OTC hearing aids such as ours. Additionally, to the extent health plans continue to require in-person hearing tests to support claims submissions following the OTC Final Rule—in other words, to require that reimbursement for OTC hearing aids be dependent on diagnoses that are most often obtained in traditional hearing aid channels—we may remain at a competitive disadvantage in marketing or selling our products to insurance beneficiaries who would otherwise have access to a hearing aid benefit.

Our ability to successfully market or sell our devices is partially dependent on our continued ability to efficiently invest in customer acquisition. We may be at a competitive disadvantage as compared to our competitors, including the traditional hearing aid manufacturers and established consumer electronics companies entering the hearing aid space, in part due to our relative capital constraints and lack of brand recognition. We may be unable to maintain, increase, or deploy our sales and marketing expenditures appropriately across our omni-channel or be able to compete effectively in the long term. Please see the Risk Factor titled, “We spend significant amounts on advertising and other marketing campaigns to acquire new customers, which may not be successful or cost effective.”

Considering the resources and advantages that our competitors maintain, even if our technology and consumer-first business model and distribution strategies are more effective than the technology and distribution strategy of our competitors, current or potential customers might elect to purchase competitive products in lieu of Eargo devices. We anticipate that we will face increased competition in the future, and may also experience intensifying pricing pressures, as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies (possibly with increased frequency due to the implementation of the OTC Final Rule). We may not be able to compete effectively against these organizations, and one or more of such competitors may render our technology obsolete or economically unattractive. Please see the Risk Factor titled, “If we cannot innovate at the pace of our hearing aid manufacturing competitors, we may not be able to develop or exploit new technologies in time to remain competitive.” To the extent we expand internationally, we will face additional competition in geographies outside the United States. If we are unable to compete effectively with existing products or respond effectively to any new products developed by competitors, our business could be materially harmed. Increased competition may result in price reductions, reduced gross margins and loss of market share. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

We have a limited operating history and have experienced periods of significant business changes in a short time. If we are unable to manage our business and any fluctuations in our business effectively, our business and growth prospects could be materially and adversely affected.

We were organized in 2010 and began selling hearing aids in 2015. In that time, we have had periods of significant growth, which has required us to scale the size of our organization as our business has rapidly changed. Any growth that we experience in the future will require us to further expand, our sales, clinical, and research and development personnel (including those with software and hardware expertise), our manufacturing operations and our general and administrative infrastructure. As a public company, we need to support managerial, operational, financial and other resources. Rapid business changes or expansion in personnel could mean that less experienced people develop, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant changes to our business may strain our administrative and operational infrastructure.

The challenges we face in managing our business, including our potential long-term shift to a primarily “cash-pay” business model, the obstacles to our being able to obtain reimbursement for our products from third-party payors, and the changing regulatory landscape, place significant demands on our management, financial, operational, technological and other resources, and we expect that managing our business will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls, reporting systems and procedures. In particular, the challenges in managing our business involve a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high-quality product standards and regulatory compliance and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. In addition, we completed employee workforce reductions in the fourth quarter of 2021 and second quarter of 2022 and announced the 2023 plan in June 2023, which actions may continue to impact the attraction and retention of employees as well as employee morale and productivity. We cannot assure you that any changes in scale, related quality or compliance assurance will be successfully implemented or that appropriate personnel will be available to facilitate the management of and changes to our business. Failure to implement necessary procedures, transition to new processes or hire or maintain the necessary personnel could result in higher costs or an inability to meet demand. If we do not effectively manage our business through the various challenges we face, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to attract and retain senior management and other key personnel, our business may be materially and adversely affected.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, administrative and clinical and scientific personnel, including those with software and hardware expertise. We are highly dependent upon our senior management team as well as our senior technology personnel. We have experienced, and may in the future experience, planned or unplanned departures of members of our senior management team or senior technology personnel. Any loss of services, whether planned or unplanned, of any of the members of our senior management team could adversely affect our business until a suitable replacement can be found. Competition for qualified personnel in the medical device field in general and the audiology field specifically is intense due to the limited number of individuals who possess the training, skills and experience required by our industry. In addition, our success also depends on our ability to attract, recruit, develop and retain skilled managerial, sales, administration, operating and technical personnel. We intend to continue to review and, where necessary, strengthen our senior management as the needs of the business develop, including through internal promotion and external hires. However, there may be a limited number of persons with the requisite competencies to serve in these positions and we cannot assure you that we would be able to locate or employ such qualified personnel on terms acceptable to us, or at all. Therefore, the loss of one or more of our key personnel, whether planned or unplanned, or our failure to attract and retain additional key personnel, could have a material adverse effect on our business, financial condition and results of operations. Our ability to attract and retain such qualified personnel has been and may continue to be negatively impacted by the DOJ investigation or shareholder litigation, our 2021, 2022, and 2023 workforce reductions, and suspension of certain of our equity compensation practices, and related negative publicity. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

We may experience difficulties in managing our business, and a deterioration in our relationships with our employees could have an adverse impact on our business.

We expect to rely on our managerial, operational, finance and other resources in order to manage our operations and continue our research and development activities. We may change our international operations, which would subject us to the legal, political, regulatory and social requirements and economic conditions of these or other jurisdictions, and create a variety of potential operational challenges due to a variety of international factors, including local labor laws and regulations and managing a geographically dispersed workforce. Our management and personnel, systems and facilities currently in place may not be adequate to support our business. Our need to effectively execute our strategy requires that we:

•
manage our commercial operations effectively;
•
scale employees;
•
manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and
•
continue to improve our operational, financial and management controls, reports systems and procedures.

Maintaining good relationships with our employees is crucial to our operations. As a result, any deterioration of the relationships with our employees could have a material adverse effect on our business, financial condition and results of operations. Our ability to attract and retain qualified personnel, and foster positive employee morale, has been and may continue to be negatively impacted by the DOJ investigation and related negative publicity as well as the suspension of certain of our equity compensation practices. In addition, we completed employee workforce reductions in the fourth quarter of 2021 and second quarter of 2022 and announced the 2023 plan in June 2023. Such actions have impacted and may in the future impact the attraction of new employees in the future, the retention of employees not subject to workforce reductions and employee morale and productivity. Further, many of our key employees receive a total compensation package that includes equity awards. In addition to the aforementioned suspension of certain equity compensation practices, volatility in the stock market, our share price and other factors have diminished and could continue to diminish the Company’s use of equity awards or their value, putting the Company at a competitive disadvantage.

Additionally, material disruption to our business as a result of strikes, work stoppages or other labor disputes could disrupt our operations, result in a loss of reputation, increased wages and benefits or otherwise have a material adverse effect on our business, financial condition and results of operations.

We may not achieve some or all of the expected benefits of our cost reduction plans, and our reductions may adversely affect our business.

We have undertaken and may undertake in the future reorganization and reduction plans in order to realign and optimize our cost structure due to the changing nature of our business and to broaden our initiatives to control costs and improve cash flow, including the plans announced in December 2021, May 2022, and June 2023 (such plan announced in June 2023, the “2023 plan”). While we expect the 2023 plan to be substantially completed by the end of 2023, these additional actions may be more costly and disruptive to our business than anticipated and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with such reduction plan. Additionally, we have experienced and may in the future experience a loss of continuity, loss of accumulated knowledge, inefficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during or after transitional periods. Reorganization can require a significant amount of management and other employees’ time and focus, which diverts attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of the 2023 plan, it could have a material adverse effect on our competitive position, business, results of operations, financial condition and cash flows. For more information, see Note 8, “Workforce Reduction Activities,” in our condensed consolidated financial statements.

In addition, if we are unable to realize the expected cost savings and benefits that were initially anticipated in connection with the 2023 plan or any future cost reduction efforts, or if such cost savings and benefits prove insufficient, we may need to undertake additional restructuring activities or workforce reductions in the future, which could have the effect of heightening the foregoing risks. Moreover, if employees who were not affected by any reduction in force seek alternative employment, this could require us to seek contractor support at unplanned additional expense or otherwise harm our productivity. Any disruption in our business as a result of the 2023 plan or any future cost reduction efforts could prevent us from successfully executing our business strategy and adversely affect our business, results of operations and prospects.

We have a history of net losses, and we expect to incur additional substantial losses in the foreseeable future.

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the six months ended June 30, 2023 and 2022, we incurred net losses of $47.1 million and $63.1 million, respectively. As a result of our ongoing losses, as of June 30, 2023, we had an accumulated deficit of $561.4 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development.

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

Our long-term success is dependent upon our ability to successfully develop, commercialize and market our products, earn revenue, obtain additional capital when needed and, ultimately, to achieve profitable operations. We will need to generate significant additional revenue, improve our margins, manage our costs and raise significant additional capital to continue our operations and potentially achieve profitability. It is possible that even if we generate significant additional revenue, improve our margins, manage our costs and raise significant additional capital, we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Without the benefit of customers with insurance coverage and significant additional capital, the future prospects of the Company and our ability to achieve profitability are uncertain.

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

We have in the past marketed certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids under the “self-fitting” regulation at 21 CFR 874.3325. We received FDA 510(k) clearance for Eargo 5 and 6 as Class II self-fitting air-conduction hearing aids in December 2022 and, in January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting device. As of April 14, 2023, the compliance date for marketed devices, we market our devices as OTC hearing aids. In addition, we may seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule. If the FDA were to determine that our devices do not satisfy the requirements of the OTC Final Rule, we could be forced to cease distribution of our products, and we could be subject to additional enforcement action by the FDA.

We have expended, and we may continue to expend, significant time and resources evaluating the OTC Final Rule and ensuring that our devices and processes comply with the new requirements in order to market our products in line with our primary direct-to-consumer and omni-channel business models, but we may not ultimately identify the additional opportunities that may arise in connection with the OTC Final Rule or have the financial or other resources necessary to capitalize on such opportunities if or as they arise, and any such opportunities may not generate sufficiently meaningful sales volumes of Eargo hearing aid devices or achieve profitability. The OTC Final Rule and the responses thereto by leading insurance providers could also materially impact our efforts to resume submitting claims for customers with potential insurance benefits or have other unforeseen impacts on our business and results of operations.

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

As we expand our omni-channel product offerings to various third-party partners, including in such third parties’ physical retail outlets, and begin to rely on third parties outside of our control, any failure of such third parties to comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability. In addition, any shift of the marketing and sales of our products to third-party partners will increase our reliance on sales personnel who may be less familiar with our products or may also sell competitive products.

As we expand our omni-channel product offerings to various third-party distributors, including in such third parties’ physical retail outlets or online storefronts or portals, we must rely on such third parties to comply with applicable regulatory requirements in the promotion and sale of our devices. These third-party distributors may have limited or no experience selling regulated products such as hearing aids. If our third-party partners fail to comply with applicable requirements, our operations could be disrupted and we may be required to contract with alternate third-party partners, which could result in substantial delays and which could materially and adversely affect our business, financial conditions, results of operations and growth prospects. Any violation of applicable law by any third-party partner could expose us to unforeseen potential liability or attract negative publicity for us and our brand, which could materially impact our business.

Our third-party partners may have limited experience marketing and selling hearing aids. Although we anticipate that we will continue to utilize members of our own employee base to provide support and training to our third-party partners, even following the impact of the 2023 plan on our retail field sales team, we anticipate that, in connection with such reduction and as we expand our third-party partnerships, we will increase our reliance on sales personnel of our third-party partners who may be less familiar with our products or may also sell competitive products. Please also see the Risk Factor titled, “We rely substantially on our own employees, including our direct sales force, to market and sell our products, and if we are unable to maintain or expand our sales force or other employee base, it could harm our business. Additionally, our reliance on our employees to market and sell our products may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.” If our third-party partners are unable to successfully market and sell our hearing aids or if they decide in the future to stop selling hearing aids, we or they may decide to terminate our partnerships, which could materially and adversely affect our business, financial conditions, results of operations and growth prospects.

We are deploying a new business model in an effort to disrupt a relatively mature industry. In order to successfully challenge incumbent business models and become profitable, we will need to continue to refine our product and strategy.

Our primary direct-to-consumer and omni-channel business model is relatively new to the hearing aid industry. Our products are currently primarily available direct-to-consumer and are therefore generally not sold by channels which consumers would traditionally look to for the treatment of their hearing loss. Because audiologists and hearing clinics do not generally offer our products, they are unlikely to recommend our products to their patients. If we are unable to reach this population through our online or direct and channel marketing, or if we are unable to establish meaningful channels with or through audiologists and hearing clinics, the estimated market size for our products may be lower than we anticipate.

Following the publication of the OTC Final Rule, we have focused efforts on transitioning our business to operate within the new OTC framework by expanding our omni-channel approach through select commercial partnerships, retail, and other distribution opportunities, but the OTC Final Rule may not facilitate the opportunities we anticipate, and we may not have the financial resources to capitalize on such opportunities if or as they arise. We have incurred, and may continue to incur, significant costs in order to implement our expanded omni-channel strategy following the OTC Final Rule, which investments have not yet led and may not lead to positive impacts on our revenue and profitability.

Delivery of hearing aids via direct-to-consumer and retail or other third-party distribution models represents a change from the traditional channel, which requires in-person visits to one or more hearing care professionals, and consumers may be reluctant to accept these models or may not find it preferable to the traditional channel. In addition, consumers may not respond to our direct and channel marketing campaigns or efforts, or we may be unsuccessful in reaching our target audience, particularly if we expand our sales efforts in foreign jurisdictions where our advertising and distribution model may be more heavily or differently regulated. If consumers prove unwilling to adopt our model as rapidly or at the scale that we anticipate, our business, financial condition and results of operations could be materially harmed.

Historically, the majority of hearing aids sold to customers who used insurance benefits as a method of direct payment to Eargo corresponded to claims for reimbursement to third-party payors under the FEHB program. While we are continuing to work with applicable third-party payors with the objective of validating and establishing additional processes to support claims that we may submit for reimbursement, we may not be able to arrive at additional processes or submit future claims in sufficient volume to meaningfully restore or expand our insurance-based business. As such, our future growth prospects may be dependent upon our ability to identify, pursue and capitalize on other opportunities, such as the OTC Final Rule and any potential insurance (including Medicare) coverage for certain hearing aids that we may be able to access.

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

Any full or partial transition to a new contract manufacturer or any transition of products between existing manufacturers or between a manufacturer’s facilities could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of our products. We will be required to verify that any new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. We may be unable to identify and engage alternative or additional contract manufacturers on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to a different production facility. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

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

We market our hearing aids to support our omni-channel strategy via a diverse marketing mix. Our marketing approach has generally focused on both offline sources, such as television, experiential events, and business-to-business partnerships, and online sources, such as social media, paid search, affiliates, and bespoke digital partnerships. We also utilize strategies across search engine optimization, customer relationship management marketing, and earned and owned marketing. We have invested and expect to continue to invest significant resources into optimizing our customer acquisition process, which includes increasing awareness of our products. As a result of the DOJ investigation, we temporarily stopped accepting insurance benefits as a method of direct payment and shifted to a primarily “cash-pay” model, which has generally increased the cost to acquire new customers, based on the historically lower conversion rate for cash-pay customers as compared to customers with potential insurance benefits. The impact of the new OTC regulatory framework on our omni-channel strategy and related marketing efforts remains to be seen; for example, our products are marketed as OTC hearing aids, which may not be covered under certain plans even if medical necessity is otherwise established. While the OTC Final Rule may lead to additional opportunities for new commercial and omni-channel partnerships, our products may also face increased competition, which could increase customer acquisition costs. See also the Risk Factor titled, “We operate in a highly competitive industry, and competitive pressures, including those developing following the OTC Final Rule, could have a material adverse effect on our business.”

We may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend, accurately predict customer acquisition or fully understand or estimate the conditions and behaviors that drive consumer behavior. Additionally, we may be at a competitive disadvantage as compared to our competitors, including the traditional hearing aid manufacturers and established consumer electronics companies entering the hearing aid space, in part due to our relative capital constraints and lack of brand recognition; our competitors, who may have access to greater capital, may be able to invest greater amounts in their marketing campaigns and in general brand awareness, which may materially impact our ability to attract new customers. If any of our marketing efforts prove less successful than anticipated in attracting new customers, we may not be able to recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. Our marketing efforts may not result in increased sales of our products, and we may be unable to maintain, increase, or deploy our levels of marketing expenditures appropriately across our omni-channel or compete effectively in the long term.

In addition, we believe that building a strong brand and developing and achieving broad awareness of our brand is critical to achieving market success. Negative publicity, including in relation to the DOJ investigation, the claims audits, and other legal proceedings has harmed and could continue to harm our reputation and brand and severely diminish consumer confidence in our products. If any of our brand-building activities prove less successful than anticipated, or such activities are inhibited by negative publicity in relation to the DOJ investigation, the claims audits and other legal proceedings, it could materially adversely impact our ability to attract new customers. If this were to occur, we may not be able to recover our brand-building spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. Our brand-building efforts may not result in increased sales of our products.

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

There are a variety of hearing aid products and technologies, and consumer confusion about product features and technology, including as a result of counterfeiting and other infringement of our products and trademarks, could lead consumers to purchase competitive products instead of our products, or to conflate any adverse events or safety issues associated with third-party hearing aid products or other sound enhancement products with our products, which could adversely affect our business, financial condition and results of operations.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. As of March 10, 2023, we maintained cash in deposit accounts at SVB in excess of the standard FDIC insured amount and a substantial majority of our cash equivalents was invested, through a cash sweep arrangement with SVB, which are invested in a variety of short-term and high-credit bonds and other liquid investments. Although the FDIC ultimately announced that it would pay all deposits, including deposits that exceeded FDIC-insured amounts, we and other SVB customers initially were not able to access our accounts and faced significant uncertainty about whether and when we would be able to fully access amounts held through SVB, which would have had several follow-on consequences with respect to our ability to meet our near-term payment obligations. According to our cash sweep arrangements, we believe we should be recognized by the FDIC as the owner of such assets in the event of such financial institutions’ failure, such as the March 10, 2023 closure of SVB. On March 27, 2023, SVB was acquired by First Citizens Bank. While we have regained access to our funds at SVB, we opened new and additional accounts with, and transferred a portion of our cash, cash equivalents and investments to, other financial institutions. We also continue to make arrangements to expand and evaluate our banking relationships in an effort to diversify as we believe necessary or appropriate. Such arrangements may not adequately address systemic liquidity concerns, however, as uncertainty remains over liquidity concerns in the broader financial services industry, including, for example, in the case of First Republic Bank and Credit Suisse during spring 2023. Additionally, we could experience disruption with customer receivables and vendor payments as we transition to new accounts.

Despite our proactive measures and the measures taken by the United States federal government, there is uncertainty in the markets regarding the stability of banks and the safety of deposits in excess of the insured deposit limits. The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. If any parties with whom we conduct business are impacted by the closure or consolidation of any financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry.

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

We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for our latest device and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of June 30, 2023, we had provisions of approximately $3.8 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

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

Our customer sales returns rate was approximately 34% and 36% for the three and six months ended June 30, 2023, respectively. Our return policy generally allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. Additionally, following learning of the DOJ investigation and prior to shifting to our current practice of accepting insurance benefits as a method of direct payment in certain limited circumstances, we offered customers with potential insurance benefits the option to return their hearing aids or purchase their hearing aids without use of their insurance benefits if their claim is denied or ultimately not submitted by us to their insurance plan for payment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement” for more information).

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our return rate impacts our reported net revenue and profitability. Our net revenue and profitability were previously negatively impacted by the inability to recognize revenue related to shipments to customers with potential insurance benefits as a result of the DOJ investigation. Our net revenue and profitability will continue to be negatively impacted by our limited volume from customers in our insurance channels, as such customers generally have had a significantly lower rate of return as compared to cash-pay customers. As we have shifted to selling on a primarily “cash-pay” basis, including increasing our product offerings in physical retail settings and through online channels, we have experienced a significantly higher sales returns rate. If actual sales returns differ significantly from our estimates, an adjustment to revenue in the current or subsequent period is recorded. Furthermore, if we are unable to reduce our return rates or if they continue to increase, our net revenue may continue to decrease, and our business, financial condition and results of operations could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors affecting our business—Sales returns rate.”

Accelerated consolidation and formation of purchasing groups increases the pricing pressure on hearing aids.

Many purchasing groups, such as hearing aid clinics, retailers and hospital systems, are consolidating to create new entities with greater market power. Such groups, such as Costco and the VA, have used and may continue to use their increased purchasing power to negotiate price reductions or other concessions across our industry. This pricing leverage has resulted, and will likely continue to result, in downward pressure on the average selling prices of hearing aid products generally, including our own products. The OTC Final Rule could further contribute to the pace of consolidation as well as the introduction of new entrants in the hearing aid market, which would further increase pricing pressure on hearing aid manufacturers. Please see the Risk Factors titled, “As we expand our omni-channel product offerings to various third-party partners, including in such third parties’ physical retail outlets and begin to rely on third parties outside of our control, any failure of such third parties to comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability. In addition, any shift of the marketing and sales of our products to third-party partners will increase our reliance on sales personnel who may be less familiar with our products or may also sell competitive products”and “We operate in a highly competitive industry, and competitive pressures, including those developing following the OTC Final Rule, could have a material adverse effect on our business.” These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Adapting our production capacities to evolving patterns of demand is expensive, time-consuming and subject to significant uncertainties. We may not be able to adequately predict consumer trends and may be unable to adjust our production in a timely manner. Additionally, as we expand our product offering to physical retail settings and other third-party partnerships, we may not be able to accurately estimate the inventory needs of such channels.

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

Additionally, following the effective date of the OTC Final Rule of October 17, 2022, customers can now purchase or order Eargo hearing aids in retail settings, and we have also partnered with certain resellers or other distributors, including benefits managers, to offer Eargo hearing aids for sale through their online storefronts or portals. Our expansion into physical retail settings and other third-party partnerships represent new channels for the Company in which we currently have limited expertise. We may not be able to accurately estimate the return rate or inventory needs of such channels, which could result in supply disruptions if growth in demand in such channels exceeds our ability to supply product. Currently, we have no or limited historical basis for us to make judgments on the inventory demand of any such retail or other third-party partner. If we underestimate such return rate or inventory requirements, our retail and other third-party partners may have inadequate inventory for sale to their customers. In addition, delays in the delivery of our products to our retail and other third-party partners or a failure to provide our product to our retail and other third-party partners in sufficient quantities in a timely manner could harm our relationships with such partners and impact our business and operating results. Moreover, we sell our products to our retail and other third-party partners at prices that are lower than what we would otherwise charge in our direct-to-consumer channel, reducing our associated revenues and gross margins.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or other facilities, or those of our third-party manufacturers or suppliers, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. A mechanical failure or disruption affecting any major operating line may result in a disruption to our ability to supply customers, and standby capacity may not be available. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. The potential impact of any disruption would depend on the nature and extent of the damage caused by a disaster. Alternative production capacity may not be available in the future in the event of a major disruption or, if it is available, may not be obtained on favorable terms. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, financial condition and results of operations.

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

We expect that revenue from sales of our hearing aids will continue to account for our revenue for the foreseeable future. Continued and widespread market acceptance of hearing aids by consumers is critical to our future success. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, interest rates, inflation rates, consumer confidence and consumer perception of economic conditions, which have been adversely affected by the COVID-19 pandemic and may continue to be materially adversely affected by the COVID-19 pandemic. Hearing aids are often paid for directly by the consumer and, as a result, demand can vary significantly depending on economic conditions. The uncertainty regarding the extent to which we are able to validate and establish additional processes to support the submission of claims for reimbursement to health plans, including those under the FEHB program, the implementation of the new OTC hearing aid regulatory framework (which may lead insurance providers to take actions limiting our ability to access insurance coverage) and potential Medicare coverage for certain hearing aids (which may not include Eargo hearing aids) will require that we evaluate and consider any changes to our business model as new information becomes available, including a potential long-term shift to a primarily “cash-pay” model, with limited volume from customers in our insurance channels, which would likely result in a sustained increased cost of customer acquisition and a reduction in shipments, revenue, gross margin, and higher operating expenses, which could have a material negative impact on our profitability and growth prospects. Without the benefit of customers with insurance coverage, the future growth prospects and profitability of the Company are uncertain, unless we can identify new sources of profitable growth.

Further, a general slowdown in the U.S. economy and international economies into which we may expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a reduction in consumer spending on elective or higher value products, a preference for lower cost products, or a reduction in demand for hearing aids generally, each of which would have an adverse effect on our sales and operating results. Ongoing challenges in global financial markets, as well as various social and political circumstances in the United States and around the world, have contributed and may continue to contribute to increased market volatility and economic uncertainties, including inflationary pressures, supply chain challenges and international sanctions, some or all of which have resulted in an economic downturn and/or recession either globally or locally in the United States. These and other factors may continue to influence our customers’ behavior, disposable income, spending patterns and demand for our products. If there is a reduction in consumer demand for hearing aids generally, if consumers choose to use a competitive product rather than our hearing aids or if the average selling price of our hearing aids declines as a result of economic conditions, including employment levels and inflationary pressures, competitive pressures or any other reason, these factors could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in adapting our production and cost structure to the market environment, we may experience further adverse effects that may be material to our business, financial condition and results of operations. See also the Risk Factor titled, “We may be unsuccessful in validating and establishing processes to support the submission of claims for reimbursement from third-party payors, including those participating in the FEHB program, or in otherwise establishing relationships with health plans, benefits managers, or managed care providers.”

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

As part of our consumer-first model, we rely substantially on our own employees, including our own direct sales force, to market and sell our products and to provide ongoing customer support via our dedicated customer support team. We do not have long-term employment contracts with the majority of our employees, including the members of our direct sales force. Our operating results are directly dependent upon the sales and marketing efforts of our employees, including our sales and customer support team. If our employees fail to adequately promote, market and sell our products, including by providing support and training for our partners, our sales could be negatively impacted. Our future success will depend largely on our ability to continue to attract, hire, train, retain and motivate skilled employees with significant technical knowledge in various areas. New hires require training and take time to achieve full productivity. In addition, in June 2023 we announced the 2023 plan, which we expect will impact approximately 32–42% of our workforce, to further reduce our employee workforce in a renewed effort to reduce operating expenses and preserve capital. The employee workforce reductions to our sales and marketing team as a result of the 2023 plan, including impacts to our retail field sales team as discussed below, may negatively impact our ability to market our products as well as our ability to attract, hire, train, retain and motivate skilled employees in the future. Please see the Risk Factor titled, “We may experience difficulties in managing our business, and a deterioration in our relationships with our employees could have an adverse impact on our business.”

Additionally, most of our competitors rely predominantly on third-party distributors. As we expand our product offerings in our omni-channel strategy to various third-party distributors, including in such third parties’ physical retail locations, we expect we will increasingly rely on such third parties’ sales forces. Although we anticipate that our retail field sales team will be impacted by the 2023 plan, and that as a result certain retail expenses may be shifted to our third-party partners, we also anticipate that we will continue to utilize our own employees to provide support and training for our partners and that we will continue to rely substantially on them for the direct marketing and sales of our products for the foreseeable future. Please also see the Risk Factor titled, “As we expand our omni-channel product offerings to various third-party partners, including in such third parties’ physical retail outlets, and begin to rely on third parties outside of our control, any failure of such third parties to comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability. In addition, any shift of the marketing and sales of our products to third-party partners will increase our reliance on sales personnel who may be less familiar with our products or may also sell competitive products.” Our reliance on our own employees for sales, marketing, and dedicated customer support may subject us to higher fixed costs than those of our competitors that market their products primarily through independent third parties, due to the costs that we will bear associated with salaries, employee benefits, training and managing sales and customer support personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to “conflict minerals” reporting obligations.

We are required to diligence the origin of minerals used in the manufacture of our products that have been designated “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act and to disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including costs related to determining the source of the relevant minerals and metals used in our products.

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

We have in the past marketed certain Eargo system devices as Class I air-conduction or Class II wireless air-conduction hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, respectively, both of which are exempt from 510(k) premarket review. In June 2022, we submitted a 510(k) premarket notification seeking FDA clearance of expanded labelling for our Eargo 5 and 6 hearing aids as “self-fitting” devices. On December 22, 2022, we received FDA 510(k) clearance for Eargo 5 and 6 as Class II self-fitting air-conduction hearing aids. In January 2023, we launched the Eargo 7 as our third over-the-counter, 510(k) cleared self-fitting air-conduction hearing aid. In connection with the OTC Final Rule, as of April 14, 2023, the compliance date for marketed devices, we market our devices as OTC hearing aids. In addition, we may seek to market certain devices as prescription hearing aids, which would require compliance with separate physical and electronic labeling requirements under the OTC Final Rule.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay our ability to introduce new products or modify our current products on a timely basis. For example, in November 2018, FDA officials announced forthcoming steps that the agency intends to take to modernize the 510(k) premarket notification pathway, and in September 2019, the FDA finalized guidance to describe an optional “safety and performance based” premarket review pathway for manufacturers of certain “well-understood device types,” which would allow manufacturers to demonstrate substantial equivalence by meeting objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. As another example, in the OTC Final Rule, the FDA states that it is separately proposing to harmonize the QSR with an international consensus standard. If we are required to seek additional premarket review of our devices in the future or if the FDA proposes modifications to quality system requirements, these proposals and reforms could impose additional regulatory requirements on us and increase the costs of compliance.

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

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to be cleared or approved by government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities and during the COVID-19 pandemic, inspections of domestic and foreign manufacturing facilities were postponed at various points.

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

Any failure by us or our subcontractors to comply with applicable regulations could cause delays in the manufacture and delivery of our products. Manufacturing of our products may also result in defects or nonconformities that require rework prior to distribution to ensure QSR compliance, which could increase our anticipated manufacturing and compliance costs. For example, we expect to incur rework costs of approximately $1.0-1.5 million, primarily in 2023, to be expensed in the quarters in which incurred, to address loss of charging capacity in certain of our hearing aids in inventory as a result of prolonged shelf life. During the three months ended June 30, 2023, we incurred approximately $0.8 million in rework costs. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things:

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

Applicable federal laws and regulations continue to evolve. In addition to the changes under the OTC Final Rule, President Biden issued an Executive Order on July 9, 2021 that instructed the FTC to review overly restrictive occupational licensing requirements that may impede the ability for licensed individuals to move between states. We cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits. See the Risk Factor titled, “Changes in the regulatory landscape for hearing aid devices could materially impact our direct-to-consumer and omni-channel business models and lead to increased regulatory requirements, and we may be required to seek additional clearance or approval for our products.”

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

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of June 30, 2023, we had 26 issued U.S. patents, 27 issued patents outside the United States, 8 pending U.S. patent applications and 11 pending foreign patent applications.

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

In addition, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the “CPRA”), which generally went into effect on January 1, 2023, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CCPA and CPRA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Similar laws have passed in states such as Virginia, Connecticut, Colorado and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. We may need to invest substantial resources in putting in place policies and procedures to comply with these evolving state laws.

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

In connection with the preparation of our financial statements at the time of our IPO and through the financial reporting period ended June 30, 2023, we identified material weaknesses in our internal control over financial reporting and our entity level controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management to furnish a report on the effectiveness of our internal control over financial reporting. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we fail to remediate identified material weaknesses or identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Because we qualify as a smaller reporting company and we have less than $100 million in annual revenue, we are a non-accelerated filer and are no longer required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In addition to our current capital needs, we regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. In addition, there are limitations that exist that may increase the time and cost required to effect a registration of our securities under the Securities Act. Even if we are able to register the offer and sale of securities on Form S-3, we are limited in the amount we can raise. As a result, our ability to raise capital in public markets in a timely or cost-effective manner may be impaired.

Uncertainty in the market generally due to increasing interest rates and inflation may make it challenging to raise additional capital, and such capital may not be available to us on acceptable terms on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our products would be harmed. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. For example, as a result of the Rights Offering and conversion of the Notes, our stockholders experienced substantial dilution of their holdings and the PSC Stockholder obtained a controlling interest in us.

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

We incur significantly increased costs and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits or make it more difficult to run our business.

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

Any public guidance we provided regarding our expected operating and financial results for future periods is comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we provide, especially in times of economic or business uncertainty. If our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. In September 2021, we withdrew our financial guidance for the fiscal year ended December 31, 2021 as a result of uncertainties arising with respect to the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement” for more information). While we have since provided some limited financial guidance, we cannot be certain if or when we will resume providing more fulsome financial guidance.

Our principal stockholder, an entity affiliated with Patient Square, owns a significant percentage of our stock and will be able to exert significant control, including over matters subject to stockholder approval.

As of June 30, 2023, our principal stockholder, an entity affiliated with Patient Square, held approximately 76.2% of our outstanding voting stock. As a result of this ownership position, Patient Square will be able to significantly influence or effectively control the composition of our board of directors and the approval of all matters requiring stockholder approval. For example, Patient Square will be able to control elections of directors, approve amendments of our organizational documents, and cause or prevent approval of any merger, sale of assets, or other major corporate transaction. In addition, for so long as Patient Square continues to own a significant percentage of our stock, Patient Square will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. This concentration of control may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders and might negatively affect the market price of our common stock.

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
•
the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•
the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had a total of 20,749,579 shares of common stock outstanding as of June 30, 2023.

Patient Square, which holds approximately 76.2% of our common stock, and maintains rights with respect to the registration of their shares under the Securities Act. On December 16, 2022, the Company filed a registration statement on Form S-1 (File No. 333-268859) to register for resale up to 15,821,299 shares held by Patient Square (as amended, the “PSC Resale Registration Statement”), representing the entirety of Patient Square’s holdings in the Company’s common stock as of June 30, 2023. The PSC Resale Registration Statement became effective on February 13, 2023. Registration of these shares under the Securities Act has resulted in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of these securities by Patient Square could have a material adverse effect on the trading price of our common stock.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We currently have limited research coverage by financial analysts. Some of the analysts who previously covered the Company have discontinued coverage, and certain analysts have downgraded their evaluation of our stock. For example, certain of our analysts downgraded our common stock following our announcement of the DOJ investigation and claims audits (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement”), which may have contributed to a significant decline in the price of our common stock. If any of the analysts who continue to cover or cover us in the future downgrade their evaluation of our common stock or publishes inaccurate or unfavorable research about our business, our common stock price may decline. If additional analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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
•
our inability to generate revenue or other anticipated benefits from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs; and
•
causing us to become subject to additional laws and regulations.

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

In the past we have experienced, and we may continue to experience, seasonality in our business, with higher sales volumes in quarters when we commercially launch new products and in the fourth calendar quarter as a result of holiday promotional activity. As we continue to expand our omni-channel strategy, our business may be subject to new or different seasonal or other trends affecting the sectors or businesses of our third-party partners, which we may not be able to accurately assess or predict. Additionally, any negative publicity, such as in relation to the DOJ investigation, has harmed and could continue to harm our reputation and brand and diminish consumer confidence in our products, which may further impact any seasonal trends in our business.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors. Any failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, even if we comply with these standards, we may be unable to prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, card holders and transactions.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Form	Dated	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1
3.2	First Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	10/13/2022	3.1
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	1/17/2023	3.1
3.4	Amended and Restated Bylaws	8-K	10/20/2020	3.2
10.1	Non-Employee Director Compensation Program, as amended through April 20, 2023.#	10-Q	5/11/2023	10.3

10.2	Separation and Release Agreement, dated June 23, 2023, by and between Eargo, Inc. and Christian Gormsen.#†

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	Inline XBRL Instance Document†
101.SCH	Inline XBRL Taxonomy Extension Schema Document†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)†

† Filed herewith.

‡ Furnished herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eargo, Inc.

Date: August 10, 2023	By:	/s/ William Brownie
William Brownie
Interim Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial Officer)