Form 10-Q
period 2023-09-30
Eargo, Inc.
filed 2023-11-07
CIK 1719395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, the registrant had 20,762,389 shares of common stock, par value $0.0001 outstanding.

i

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “objective,” “plan,” “ongoing,” “positioned,” “possible,” “potential,” “predict,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. The forward-looking statements in this report, other than statements regarding the proposed Merger (as defined herein), do not assume the consummation of the Merger unless specifically stated otherwise. These forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding the structure, timing and completion of the proposed Merger; our ability to obtain any required regulatory approvals in connection with the proposed Merger; expenses related to the proposed Merger and any potential future costs; our ability to satisfy the conditions to closing or otherwise complete the Merger; the occurrence of any event, change, or other circumstances that could delay or prevent completion of the proposed Merger or give rise to the termination of the Merger Agreement (as defined herein); the impact the pending Merger may have on our current plans and operations, including potentially diverting management’s attention from our business; the effects of the Merger on our future business and financial and operating results; and our ability to retain key personnel and maintain relationships with customers, suppliers and others with whom we do business;
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
•
our expectations regarding macroeconomic conditions, including but not limited to, the impact of COVID-19, inflationary trends, uncertainty or volatility in the market (including recent and potential disruption in the banking system and financial markets) and geopolitical events (such as the conflict in Ukraine and the Middle East and tensions across the Taiwan Strait) on our business and results of operations; and
•
our future financial performance.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Eargo, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$46,023	$101,238
Accounts receivable, net	1,012	1,910
Inventories	4,386	5,036
Prepaid expenses and other current assets	5,271	7,846
Total current assets	56,692	116,030
Operating lease right-of-use assets	7,327	5,765
Property and equipment, net	4,384	7,441
Intangible assets, net	744	1,063
Goodwill	—	873
Other assets	606	906
Total assets	$69,753	$132,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,047	$6,504
Accrued expenses	6,818	12,715
Sales returns reserve	3,767	3,942
Other current liabilities	1,338	1,462
Lease liability, current portion	624	628
Total current liabilities	17,594	25,251
Lease liability, noncurrent portion	7,030	5,973
Total liabilities	24,624	31,224
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.0001 par value; 450,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 20,762,389 and 20,726,965 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	623,828	615,151
Accumulated deficit	(578,701)	(514,299)
Total stockholders’ equity	45,129	100,854
Total liabilities and stockholders’ equity	$69,753	$132,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$8,270	$7,908	$28,191	$24,331
Cost of revenue	3,937	6,007	17,105	16,231
Gross profit	4,333	1,901	11,086	8,100
Operating expenses:
Research and development	4,742	4,963	14,711	14,689
Sales and marketing	9,281	11,282	35,309	37,306
General and administrative	7,385	11,702	26,739	43,980
Impairment charge	873	—	873	—
Total operating expenses	22,281	27,947	77,632	95,975
Loss from operations	(17,948)	(26,046)	(66,546)	(87,875)
Other income (expense), net:
Interest income	620	419	2,144	480
Interest expense	—	—	—	(549)
Change in fair value of convertible notes	—	(25,000)	—	(25,000)
Loss on extinguishment of debt	—	—	—	(772)
Total other income (expense), net	620	(24,581)	2,144	(25,841)
Loss before income taxes	(17,328)	(50,627)	(64,402)	(113,716)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(17,328)	$(50,627)	$(64,402)	$(113,716)
Net loss attributable to common stockholders, basic and diluted	$(17,328)	$(50,627)	$(64,402)	$(113,716)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(25.70)	$(3.10)	$(57.78)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,756,123	1,969,856	20,745,534	1,968,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2022	20,726,965	$2	$615,151	$(514,299)	$100,854
Stock-based compensation	—	—	3,408	—	3,408
Release of restricted stock units	14,876	—	—	—	—
Net loss and comprehensive loss	—	—	—	(21,922)	(21,922)
Balance March 31, 2023	20,741,841	$2	$618,559	$(536,221)	$82,340
Stock-based compensation	—	—	2,629	—	2,629
Release of restricted stock units	7,738	—	—	—	—
Net loss and comprehensive loss	—	—	—	(25,152)	(25,152)
Balance June 30, 2023	20,749,579	$2	$621,188	$(561,373)	$59,817
Stock-based compensation	—	—	2,640	—	2,640
Release of restricted stock units	12,810	—	—	—	—
Net loss and comprehensive loss	—	—	—	(17,328)	(17,328)
Balance September 30, 2023	20,762,389	$2	$623,828	$(578,701)	$45,129

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2021	1,965,347	$—	$425,976	$(356,812)	$69,164
Stock-based compensation	—	—	3,024	—	3,024
Exercise of stock options	1,871	—	92	—	92
Restricted stock units cash settlement	—	—	(69)	—	(69)
Net loss and comprehensive loss	—	—	—	(30,645)	(30,645)
Balance March 31, 2022	1,967,218	$—	$429,023	$(387,457)	$41,566
Stock-based compensation	—	—	1,511	—	1,511
Exercise of stock options and release of restricted stock units	2,045	—	33	—	33
Tax withholdings on settlement of restricted stock units	—	—	(22)	—	(22)
Issuance costs	—	—	600	—	600
Net loss and comprehensive loss	—	—	—	(32,444)	(32,444)
Balance June 30, 2022	1,969,263	$—	$431,145	$(419,901)	$11,244
Stock-based compensation	—	—	3,057	—	3,057
Exercise of stock options and release of restricted stock units	1,281	—	9	—	9
Tax withholdings on settlement of restricted stock units	—	—	(7)	—	(7)
Net loss and comprehensive loss	—	—	—	(50,627)	(50,627)
Balance September 30, 2022	1,970,544	$—	$434,204	$(470,528)	$(36,324)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eargo, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(64,402)	$(113,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,477	4,023
Stock-based compensation	8,677	7,592
Non-cash interest expense and amortization of debt discount	—	209
Debt issuance costs from convertible notes	—	5,662
Change in fair value of convertible notes	—	25,000
Loss on extinguishment of debt	—	772
Non-cash operating lease expense	734	828
Bad debt expense	409	524
Impairment charges	1,702	—
Changes in operating assets and liabilities:
Accounts receivable	489	10,867
Inventories	650	759
Prepaid expenses and other current assets	2,323	6,869
Other assets	(1,292)	999
Accounts payable	(1,152)	(2,366)
Accrued expenses	(5,897)	1,986
Sales returns reserve	(175)	(12,037)
Settlement liability	—	(34,372)
Other current and noncurrent liabilities	(124)	89
Operating lease liabilities	(346)	(550)
Net cash used in operating activities	(54,927)	(96,862)
Investing activities:
Purchases of property and equipment	(217)	(2,531)
Capitalized software development costs	(71)	(296)
Net cash used in investing activities	(288)	(2,827)
Financing activities:
Proceeds from stock options exercised	—	134
Debt repayments	—	(16,238)
Proceeds from issuance of convertible notes, net of issuance costs paid to lender	—	99,903
Payment of convertible notes issuance costs to third parties	—	(5,565)
Payment of deferred transaction costs	—	(872)
Payment of taxes related to net share settlement of restricted stock units	—	(29)
Restricted stock units settled in cash	—	(69)
Net cash provided by financing activities	—	77,264
Net decrease in cash and cash equivalents	(55,215)	(22,425)
Cash and cash equivalents at beginning of period	101,238	110,500
Cash and cash equivalents at end of period	$46,023	$88,075
Non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$1,399	$—
Non-cash investing and financing activities:
Property and equipment and capitalized software costs in accounts payable and accrued liabilities	$642	$229
Deferred transaction costs included in accounts payable	$—	$182

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

Liquidity and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception and management expects to incur additional substantial losses in the foreseeable future. As of September 30, 2023, the Company had cash and cash equivalents of $46.0 million and an accumulated deficit of $578.7 million.

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

Significant accounting policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K.

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

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products (hearing aid systems and related accessories) is recognized at a point in time, which is generally upon shipment, provided all other revenue recognition criteria have been met. The Company does not have material contract liabilities related to unsatisfied performance obligations as of September 30, 2023.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable, including credit card receivables. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of September 30, 2023, the Company has not experienced any losses on its deposit accounts and money market accounts. As of September 30, 2023, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Approximately 36% of the Company's gross accounts receivable as of September 30, 2023 was from one of the Company's retail partners. There was no credit risk concentration in the Company's accounts receivable as of December 31, 2022. There was no concentration of net revenue during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company derived approximately 11% of net revenue from sales to its retail partners. There was no concentration of revenue during the three and nine months ended September 30, 2022.

3. Fair value measurements

There were no financial assets and liabilities outstanding that were remeasured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

4. Balance sheet components

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. The following is a summary of the Company’s inventories by category:

	September 30,	December 31,
	2023	2022
	(in thousands)
Raw materials	$209	$410
Finished goods	4,177	4,626
Total inventories	$4,386	$5,036

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Insurance costs	$774	$78
Advances to suppliers	1,183	2,000
Software subscriptions	1,086	1,553
Marketing costs	906	1,709
Product launch fee	582	252
Other	740	568
Advanced payroll deposits	—	1,686
Total prepaid expenses and other current assets	$5,271	$7,846

Property and equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Capitalized software	$10,821	$11,579
Tools and lab equipment	5,775	5,087
Furniture and fixtures	2,437	2,440
Leasehold improvements	903	993
Computer and equipment	527	482
	20,463	20,581
Less accumulated depreciation and amortization	(16,079)	(13,140)
Total property and equipment, net	$4,384	$7,441

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 amounted to $0.9 million and $1.2 million, respectively, which includes amortization of capitalized software costs of $0.5 million and $0.9 million, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 amounted to $3.2 million and $3.6 million, respectively, which includes amortization of capitalized software costs of $2.1 million and $2.7 million, respectively.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or macroeconomic factors. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated revenues and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs. As a result of the impairment assessment during the three months ended June 30, 2023, the Company recognized an impairment charge of $0.8 million related to its internally developed software, which was included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. There were no impairment charges during the three and nine months ended September 30, 2022.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. In November of each fiscal year, or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. Impairment testing is performed at the reporting unit level. The Company concluded that a triggering event occurred as of September 30, 2023, and as a result of the goodwill impairment assessment during the three months ended September 30, 2023, the Company recognized an impairment charge of $0.9 million for the entire carrying value of goodwill, which is included in total operating expenses in the condensed consolidated statements of operations and comprehensive loss for the three months and nine months ended September 30, 2023. There were no impairment charges related to goodwill during the three and nine months ended September 30, 2022.

Intangible assets, net

Intangible assets, net consist of the following:

	September 30, 2023
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$956	$744
Other	290	290	—
Total intangible assets, net	$1,990	$1,246	$744

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Developed technologies	$1,700	$637	$1,063
Other	290	290	—
Total intangible assets, net	$1,990	$927	$1,063

Amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. Amortization expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.

The following table summarizes the estimated future amortization expense of finite-lived intangible assets, net as of September 30, 2023:

Amount
(in thousands)
Remainder of 2023	$106
2024	425
2025	213
Total	$744

Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$3,024	$7,892
Accrued warranty reserve	3,390	3,765
Accrued severance	115	178
Refunds due to customers	239	580
Other accrued expenses	50	300
Total accrued expenses	$6,818	$12,715

Sales returns reserve

The sales returns reserve consists of the following activity:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Sales returns reserve, beginning balance	$3,942	$13,827
Reduction of revenue	14,160	11,637
Decrease related to Pricing Concession	—	(11,263)
Utilization of sales returns reserve	(14,335)	(12,411)
Sales returns reserve, ending balance	$3,767	$1,790

In September 2022, as part of the Pricing Concession, the Company recorded a decrease in its insurance-related sales return reserve liability of $11.3 million related to unsubmitted and unpaid claims, which was recorded against revenue in the consolidated statement of operations. Please see caption “DOJ investigation and settlement” in Note 1.

Allowance for credit losses

The allowance for credit losses consists of the following activity:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Allowance for credit losses, beginning balance	$158	$4,838
Charged to expense	409	524
Accounts written off, net of recoveries	(429)	(5,267)
Allowance for credit losses, ending balance	$138	$95

Accrued warranty reserve

The accrued warranty reserve consists of the following activity:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Accrued warranty reserve, beginning balance	$3,765	$4,014
Charged to cost of revenue	1,769	1,632
Utilization of accrued warranty reserve	(2,144)	(2,130)
Accrued warranty reserve, ending balance	$3,390	$3,516

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

Operating lease costs and minimum lease payments

For the three and nine months ended September 30, 2023, the Company incurred $0.4 million and $1.2 million of operating lease costs, respectively. Variable lease payments for operating expenses and costs related to short-term leases were immaterial for the three and nine months ended September 30, 2023.

As of September 30, 2023, undiscounted future minimum lease payments due under the non-cancelable operating leases are as follows:

Amount
(in thousands)
Remainder of 2023	$318
2024	1,081
2025	1,635
2026	1,886
2027	1,945
Thereafter	3,066
Total minimum future lease payments	9,931
Present value adjustment for minimum lease commitments	(2,277)
Total lease liability	$7,654

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

Securities Class Action

On October 6, 2021, putative shareholder Joseph Fazio filed a purported securities class action against the Company and certain of its officers, captioned Fazio v. Eargo, Inc., et al., No. 21-cv-07848 (N.D. Cal. Oct. 6, 2021) (the “Fazio Action”). Plaintiff Fazio alleges that certain of the Company’s disclosures about its business, operations, and prospects, including reimbursement from third-party payors, violated federal securities laws. Fazio voluntarily dismissed his complaint on December 6, 2021. On November 4, 2021, putative shareholder Alden Chung filed a purported class action lawsuit substantially similar to the Fazio Action, captioned Chung v. Eargo, Inc., et al., No. 21-cv-08597 (N.D. Cal. Nov. 4, 2021) (the “Chung Action”). On November 10, 2021, putative shareholder IBEW Local 353 Pension Plan filed a purported class action substantially similar to the Fazio and Chung Actions and also asserting claims under the federal securities laws against current and former members of the Company’s Board of Directors (the “Board of Directors”) and the underwriters of the Company’s October 15, 2020 initial public offering of common stock, captioned IBEW Local 353 Pension Plan v. Eargo, Inc., et al., No. 21-cv-08747 (N.D. Cal. Nov. 10, 2021) (the “IBEW Action”). These class actions, which seek damages and other relief, were filed in the United States District Court for the Northern District of California. The Fazio and Chung Actions were brought purportedly on behalf of a class of investors who purchased or otherwise acquired Eargo securities between February 25, 2021 and September 22, 2021. The IBEW Action was brought purportedly on behalf of a class of investors who purchased or otherwise acquired:

(i) Eargo shares in or traceable to the Company’s October 15, 2020 initial public offering of common stock; and/or (ii) shares of Eargo common stock between October 15, 2020 and September 22, 2021. On January 5, 2022, the court consolidated the foregoing class actions (as consolidated, the “Securities Class Action”) under the caption In re Eargo, Inc. Securities Litigation, No. 21-cv-08597-CRB, and appointed IBEW Local 353 Pension Plan and Xiaobin Cai as Lead Plaintiffs and Bernstein Litowitz Berger & Grossmann LLP and Block & Leviton LLP as Lead Counsel. On May 20, 2022, Lead Plaintiffs filed a consolidated amended complaint, which purported to extend the class period through March 2, 2022. Defendants filed a motion to dismiss on July 29, 2022. The Court granted the defendants’ motion to dismiss on February 14, 2023. Plaintiffs filed a second amended complaint on March 16, 2023 and defendants filed a second motion to dismiss on April 21, 2023. On May 26, 2023, plaintiffs filed an opposition to defendants’ motion, and on June 23, 2023, defendants filed their reply brief in support of their motion to dismiss. The Court granted the defendants’ motion to dismiss on August 31, 2023 and entered its final judgment on October 12, 2023. Plaintiffs have until November 13, 2023 to file a notice of appeal.

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

6. Stock-based compensation

Total stock-based compensation is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$49	$35	$139	$94
Research and development	708	707	2,075	1,142
Sales and marketing	587	642	2,552	1,975
General and administrative	1,296	1,673	3,911	4,381
Total stock-based compensation	$2,640	$3,057	$8,677	$7,592

Equity incentive plans

As of September 30, 2023, 195,424 shares of common stock were issuable upon the exercise of outstanding awards under the 2010 Equity Incentive Plan. As of September 30, 2023, the Company had reserved 3,953,431 shares of common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”), of which 1,371,079 were available for issuance in connection with grants of future awards.

2023 stock option modification

On August 15, 2023, the Board of Directors approved the repricing and, as applicable vesting modification (“modification” or “repricing”) related to 1,465,922 outstanding stock option awards issued under the 2020 Plan. This resulted in the modification of

743,675 service-based option awards and 722,247 market-based option awards. The new exercise price of 3.305 for the repriced equity awards is equal to the Company’s share price at the close of market on August 15, 2023.

The vesting schedules for the majority of the repriced service-based stock options were modified to vest under a new requisite period of two years, with vesting occurring quarterly beginning on November 15, 2023. The market-based option awards continue to maintain their original market requirements but were modified to include an additional service-based vesting alternative.

The incremental stock-based compensation associated with the repricing is $1.6 million. During the three and nine months ended September 30, 2023, the Company recognized $0.3 million of incremental stock-based compensation associated with the repricing.

Service-based stock options

Service-based stock option activity for the nine months ended September 30, 2023 is set forth below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance December 31, 2022	309,315	$82.08	5.60	$—
Grants	2,166,755	7.99
Cancelled or forfeited	(548,991)	25.79
Balance September 30, 2023	1,927,079	$10.41	8.83	$—
Vested and exercisable at September 30, 2023	231,612	$57.02	3.71	$—

The weighted-average grant-date fair value of service-based stock options granted during the nine months ended September 30, 2023 was $5.55 per share. As of September 30, 2023, the unrecognized stock-based compensation related to outstanding unvested service-based stock options was $9.4 million, which the Company expects to recognize over a remaining weighted-average period of approximately 1.8 years.

The following assumptions were used to estimate the grant date fair value of the service-based options, including the repriced service based option awards, granted during the nine months ended September 30, 2023:

Black-Scholes model assumptions:
Expected volatility	72.8% - 77.0%
Expected term, years	5.6 - 6.5
Risk-free interest rate	3.39% - 4.35%
Dividend yield	—

Market-based stock options

During the nine months ended September 30, 2023, the Company granted options to purchase an aggregate of 1,224,370 shares of common stock that include a market condition (the “market-based option awards”). As of August 15, 2023 the modified market-based option awards include (i) the addition of a new two year service-based vesting period requirement with the first quarterly vesting period occurring on November 15, 2023, or (ii) vesting acceleration upon the achievement of the original market requirements established in February 2023, whichever vesting date is earlier. The market-based option awards vesting is subject to continued service through the applicable vesting date. During the nine months ended September 30, 2023, 502,123 shares were forfeited due to the termination of the grantees' service.

The following assumptions were used to estimate the grant date fair value of the market-based option awards, including the repriced market-based option awards, granted during the nine months ended September 30, 2023.

Market-based awards assumptions:
Expected volatility	75.5% - 77.0%
Cost of equity	25.0%
Risk-free interest rate	3.39% - 4.31%
Dividend yield	—
Expected term, years	5.30 - 5.35

The weighted-average grant-date fair value of the market-based option awards granted during the nine months ended September 30, 2023 was $6.36 per share. As of September 30, 2023, the unrecognized stock-based compensation related to market-based options was $3.6 million, which the Company expects to recognize over a remaining weighted-average period of approximately 1.9 years.

Restricted stock units

Restricted stock units ("RSUs") granted under the 2020 Plan represent share-based awards that generally entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service to the Company terminates prior to the satisfaction of the vesting restrictions.

RSU activity for the nine months ended September 30, 2023 is set forth below:

	Number of shares	Weighted average grant date fair value per share

Balance December 31, 2022	176,063	$101.76
RSUs vested	(35,424)	137.95
RSUs forfeited	(58,755)	82.42
Balance September 30, 2023	81,884	$99.96

As of September 30, 2023, total unrecognized stock-based compensation related to unvested RSUs was $7.6 million, which the Company expects to recognize over a remaining weighted-average period of approximately 2.7 years.

Employee stock purchase plan

As of September 30, 2023, the Company reserved 282,384 shares of common stock for issuance under the 2020 Employee Stock Purchase Plan (the “ESPP”), of which 273,738 were available for future issuance. The ESPP was suspended on November 9, 2021, and there were no offering periods in effect through September 30, 2023.

7. Net loss per share attributable to common stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service-based options issued and outstanding	1,927,079	273,256	1,927,079	273,256
Market-based options issued and outstanding	722,247	—	722,247	—
Restricted stock units	81,884	167,936	81,884	167,936
Convertible notes	—	18,750,000	—	18,750,000
Total	2,731,210	19,191,192	2,731,210	19,191,192

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

During the three and nine months ended September 30, 2023, the Company recorded workforce reduction costs in relation to the 2023 plan of approximately $1.0 million and $2.6 million, respectively, for severance costs and related benefits, which are included in the condensed consolidated statements of operations and comprehensive loss in general and administrative expenses. Approximately $2.5 million of the severance payments in connection with the 2023 plan were made as of September 30, 2023.

9. Subsequent events

Merger

On October 29, 2023, the Company, PSC Echo Parent LLC (“Parent”) and PSC Echo Merger Sub Inc. (“Merger Sub”), a subsidiary of Parent, entered into a merger agreement (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). Parent and Merger Sub are affiliates of PSC Echo, LP, an affiliate of Patient Square Capital, LP and the holder of a majority of the outstanding capital stock of the Company.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, other than certain excluded shares pursuant to the terms of the Merger Agreement, shall be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive an amount in cash equal to $2.55 per share of common stock, payable to the holder thereof, without interest and subject to any applicable tax withholding. After the Merger, the Company’s common stock will no longer be traded on the Nasdaq.

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

Merger Agreement with Patient Square

On October 29, 2023, Eargo, PSC Echo Parent LLC (“Parent”) and PSC Echo Merger Sub Inc. (“Merger Sub”), a subsidiary of Parent, entered into a merger agreement (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Eargo, with Eargo as the surviving corporation (the “Merger”). Parent and Merger Sub are affiliates of PSC Echo, LP, an affiliate of Patient Square Capital, LP (“Patient Square”) and the holder of a majority of our outstanding capital stock (the “PSC Stockholder”).

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time, other than certain excluded shares pursuant to the terms of the Merger Agreement, will be cancelled and extinguished and automatically converted into and will thereafter represent the right to receive an amount in cash equal to $2.55 per share of common stock (the “Merger Consideration”), payable to the holder thereof, without interest and subject to any applicable tax withholding. After the Effective Time, our common stock will no longer trade on the Nasdaq Stock Market (“Nasdaq”) and will be deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we will become a privately held company. The transaction is expected to close in the first quarter of 2024.

The obligation of the parties to consummate the Merger is subject to various conditions, including: (i) the adoption of the Merger Agreement by a majority of the voting power of the outstanding shares of our common stock; (ii) the absence of any law, order, judgment, decree, injunction or ruling prohibiting the consummation of the Merger; (iii) the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers) and (iv) each party’s performance in all material respects of its covenants and obligations contained in the Merger Agreement. The Merger Agreement does not contain a financing condition. Because the PSC Stockholder holds approximately 76.2% of the outstanding shares of our common stock, the PSC Stockholder has the ability to provide the required stockholder approval for the Merger.

There is no guarantee that the Merger will be consummated in the timing that we currently anticipate or at all. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or whether another uncertainty may arise. We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals. The Merger Agreement contains certain termination rights for Eargo and Parent, including the right of either party to terminate the Merger Agreement if the Merger is not consummated on or before April 29, 2024. If Eargo terminates the Merger Agreement, Eargo may be required to pay Parent a termination fee of $1.1 million under certain specified circumstances.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is incorporated by reference as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

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

We market and sell our hearing aids primarily in a direct-to-consumer format with a personalized, consumer-centric approach. Our commercial organization primarily consists of a marketing team with deep experience in consumer-focused brand and performance marketing, a team of inside sales consultants, and a dedicated customer support team.

We believe that our differentiated hearing aids and consumer-oriented approach have fueled the rapid adoption of our hearing aids and high customer satisfaction, as evidenced by over 121,000 Eargo hearing aid systems shipped, net of returns, as of September 30, 2023. To date, all our revenue has been generated from customers in the United States.

For the nine months ended September 30, 2023, we generated net revenue of $28.2 million, an increase of $3.9 million from the nine months ended September 30, 2022. Our gross systems shipped during the nine months ended September 30, 2023 were 18,613, compared to 15,384 during the comparable period in 2022. The increase in shipment volume was largely driven by our commercial arrangement with Victra, which was launched in the fourth quarter of 2022.

Our net losses were $64.4 million and $113.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $578.7 million. We expect to continue to incur losses for the foreseeable future. As of September 30, 2023, we had cash and cash equivalents of $46.0 million, which are available to fund operations. As of September 30, 2023, we had no debt outstanding.

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

Changes to the regulatory landscape

Hearing aids are considered medical devices subject to regulation by the United States Food and Drug Administration (“FDA”). On August 17, 2022, the FDA published the “OTC Final Rule”, which established new regulatory categories for over-the-counter (“OTC”)

and prescription hearing aids. The OTC Final Rule implements relevant provisions of the FDA Reauthorization Act of 2017 (“FDARA”), which set forth requirements for the FDA to create a new category of OTC hearing aids that are intended to be available without supervision, prescription, or other order, involvement, or intervention of a licensed practitioner. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. Following publication of a proposed rule in October 2021, the FDA issued its OTC Final Rule with requirements for labelling, conditions of sale, performance standards, design requirements and other provisions under which manufacturers may elect to market hearing aids as either OTC or prescription devices, or both. In addition, under FDARA, the OTC hearing aid controls promulgated in the OTC Final Rule preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The OTC Final Rule became effective on October 17, 2022, although certain previously marketed devices had until April 14, 2023 to come into compliance with the OTC Final Rule.

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

Following the publication of the OTC Final Rule, we have focused efforts on transitioning our business to operate within the new OTC framework by expanding our omni-channel approach through select commercial partnerships, retail, and other distribution opportunities, including authorized resellers and benefits managers. Through these partnerships, we sell Eargo hearing aids- at wholesale prices to resellers, who in turn offer our products to end-customers through their respective physical or online storefronts or portals.

Generally, these opportunities take two forms. In certain cases, our partner may choose to purchase stock inventory from time to time; for example, our commercial arrangement with Victra, one of America’s largest wireless retailers, facilitates access to our hearing screeners and enables demonstration of our devices at approximately 1,500 Victra store locations across the country, where customers may purchase or order Eargo hearing aids. In other cases, we fulfill and ship orders placed through the online storefronts or portals of authorized resellers directly to end-customers. We generally do not submit insurance claims on behalf of customers who purchase from any of our authorized resellers, including our retail partners. We believe these partnerships will help expand consumer access to our hearing aids and allow us to target high-intent customers more efficiently.

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

Once a customer purchases Eargo hearing aids, whether directly through us or through one of our partners, distributors, or authorized resellers, they can be connected to one of our hearing professionals, who provide complimentary and convenient support by phone, chat, or e-mail. Our hearing professionals and customer care team remain available to provide unlimited support for as long as the customer owns an Eargo device. Additionally, we provide short, online training videos and other resources that customers can access online. The combination of these services allows us to deliver remote customer support in an efficient and streamlined manner.

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

Competition

We compete in the hearing aid market against manufacturers, clinics and retailers of hearing aids, other direct-to-consumer providers of hearing aids and, to a lesser extent, providers of personal sound amplification products (“PSAPs”). Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed. The long-term effects of the OTC Final Rule to the competitive landscape of the hearing aid industry are not yet known. The FDA and the Biden administration have stated that the intention of the OTC Final Rule is to reduce barriers to access, foster innovation in hearing aid technology, and promote the wide availability of low-cost hearing aids. We expect the removal of regulatory barriers to entry has facilitated and will continue to facilitate the introduction of new and varied product designs by incumbent and new competitors. For example, a number of new and existing competitors have begun marketing OTC hearing aids since the effective date of the OTC Final Rule.

While our devices have historically been price competitive with devices sold through traditional hearing aid channels, we may not be able to maintain the price competitiveness of our devices as the cash-based OTC hearing aid market develops. The availability of comparatively lower-priced OTC hearing aid devices following the effective date of the OTC Final Rule, including those marketed by traditional consumer electronics companies, may negatively impact consumer adoption of our devices through our cash-pay channels, for example, in physical or online retail settings where consumers may be more price sensitive, not aware of our products, or otherwise unable to differentiate between our devices and those of our competitors. We may need to market lower-priced devices in order to effectively compete with lower-priced alternatives available on the OTC hearing aid market.

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

We report revenue net of expected returns, which is an estimate informed in part by historical return rates. As such, our returns rate impacts our reported net revenue and gross profit or loss. Sales returns rates, as defined under “—Key business metrics,” were 34% for the year ended December 31, 2022 and 35% for the nine months ended September 30, 2023. Please see “—Key business metrics” for a further discussion of our sales returns rate and any impact it may have on our revenue, gross profit and gross margin.

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

We expect to continue refining and improving Eargo hearing aids, and we have the intention of an approximate annual cadence of new product launches. To this end, we are working on the development of cost-conscious offerings as well as the next Eargo hearing aid model with improved functionality. Accordingly, we expect to continue to invest in research and development to support new product introductions.

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

Patient Square Capital Investment

On June 24, 2022, after reviewing all available alternatives to secure the funding needed to support our ongoing operations and pursuit of our business strategies, including a potential sale of the Company, we entered into an agreement (the “Note Purchase Agreement”) with the PSC Stockholder and Drivetrain Agency Services, LLC, as administrative agent and collateral agent. Pursuant to the Note Purchase Agreement, we issued approximately $105.5 million in two tranches of senior secured convertible notes (the “Notes”) and agreed to conduct a rights offering for an aggregate of 18.75 million shares of common stock to stockholders as of a record date determined by our Board, at an offering price of $10.00 per share of common stock (the “Rights Offering”). Pursuant to the Rights Offering, which closed on November 23, 2022, we sold an aggregate of approximately 2.9 million shares to our existing stockholders, from which we received net proceeds of $27.6 million, and, in accordance with the terms of the Note Purchase Agreement, the Notes converted into 15,821,299 shares of our common stock, in each case, on a post-reverse stock split basis, representing approximately 76.3% of our outstanding common stock as of the date of conversion.

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

As of September 30, 2023, the PSC Stockholder held 15,821,299 shares, representing approximately 76.2% of our outstanding common stock. As a result of Patient Square’s ownership position, we are considered a “controlled company” within the meaning of the marketplace rules of Nasdaq and Patient Square may be able to determine all matters requiring stockholder approval.

On October 29, 2023, we entered into the Merger Agreement with certain affiliates of Patient Square. See “—Merger Agreement with Patient Square” above for more information regarding the Merger Agreement and the proposed Merger.

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

Macroeconomic environment

Our business, results of operation and financial condition are dependent on macroeconomic conditions. We face domestic as well as global macroeconomic challenges, particularly in light of the effects of inflationary trends, uncertainty or volatility in the banking system and financial markets, the COVID-19 pandemic, and geopolitical events (such as the conflicts in Ukraine and the Middle East and tensions across the Taiwan Strait).

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

The following table details the number of gross systems shipped and sales returns rates for the periods presented below:

		Three months ended
	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023
Gross systems shipped	5,773	4,455	5,156	8,863	8,705	5,098	4,810
Sales returns rate	33.9%	33.3%	32.3%	34.9%	37.4%	34.2%	30.5%

Shipments to customers with potential insurance coverage were less than 3% for each of the applicable periods presented in the table above. Increases in sales returns rate for the nine month period ended September 30, 2023 correspond to increased shipment volumes to Victra and other retail partners during the related period.

We believe these key business metrics provide useful information to help investors understand and evaluate our business performance. Gross systems shipped is a key measure of sales volume, which drives potential revenue, while sales returns rates are an indicator of expected reductions to revenue as well as change in customer mix and factors affecting the returns rates by customer type.

Due to the historically higher return rate for cash-pay customers and the current higher return rate associated with retail partners, sales as compared to insurance customers, we expect that revenue, gross profit and gross margin may remain depressed as compared to prior periods for so long as there is minimal volume from our customers in our insurance channels; however, we are currently unable to predict the long-term impact that the expansion of our omni-channel strategy (including retail and other partners) will have on our return rate for cash-pay customers, and the impact any such change may have on our revenue, gross profit and gross margin.

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

Sales and marketing expenses

Our sales and marketing expenses have generally been the largest component of our operating expenses and consist primarily of personnel-related costs, including salaries and stock-based compensation, direct and channel marketing, advertising and promotional expenses, consulting fees, public relations costs and allocated facility overhead costs. Sales and marketing personnel include our retail field sales team (substantially all of which was impacted by the 2023 plan), and a direct sales force consisting of inside sales consultants, hearing professionals, marketing professionals and related support personnel. We expect our sales and marketing expenses to fluctuate over time as a percentage of revenue, including in connection with the cost reduction plans announced in 2021, 2022, and 2023, or as our omni-channel strategy develops or evolves in response to our business.

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

Even excluding the costs associated with the DOJ investigation, we expect to incur significant general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of Nasdaq, additional insurance costs, investor relations activities and other administrative and professional services, as well as professional service and legal fees and expenses related to shareholder litigation that has been filed and that may be filed in the future.

Impairment charge

Impairment charges consist primarily of write-downs to our goodwill, which represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. In November of each fiscal year, or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. Impairment testing is performed at the reporting unit level.

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$8,270	$7,908	$362	4.6%
Cost of revenue	3,937	6,007	(2,070)	(34.5)
Gross profit	4,333	1,901	2,432	127.9
Operating expenses:
Research and development	4,742	4,963	(221)	(4.5)
Sales and marketing	9,281	11,282	(2,001)	(17.7)
General and administrative	7,385	11,702	(4,317)	(36.9)
Impairment charge	873	—	873	*
Total operating expenses	22,281	27,947	(5,666)	(20.3)
Loss from operations	(17,948)	(26,046)	8,098	(31.1)
Other income (expense), net:
Interest income	620	419	201	48.0
Interest expense	—	—	—	*
Change in fair value of convertible notes	—	(25,000)	25,000	*
Loss on extinguishment of debt	—	—	—	*
Total other income (expense), net	620	(24,581)	25,201	*
Loss before income taxes	(17,328)	(50,627)	33,299	(65.8)
Income tax provision	—	—	—	*
Net loss and comprehensive loss	$(17,328)	$(50,627)	$33,299	(65.8)%

* Not meaningful

Revenue, net

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$8,270	$7,908	$362	4.6%

Gross systems shipped during the three months ended September 30, 2023 were 4,810, compared to 5,156 during the comparable period in 2022. Revenue, which is reported net of consideration payable to customers and expected returns, increased by $0.4 million, from $7.9 million during the three months ended September 30, 2022 to $8.3 million during the three months ended September 30, 2023. The net change was due to a decrease in shipment volume and related revenue which was partially offset by a lower sales returns accrual rate and the net impact in the prior year of a reversal of pricing concessions from unsubmitted and unpaid claims.

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Cost of revenue	$3,937	$6,007	$(2,070)	(34.5)%
Gross profit	4,333	1,901	2,432	127.9%
Gross margin	52.4%	24.0%

Cost of revenue decreased by $2.1 million, or 34.5%, from $6.0 million during the three months ended September 30, 2022 to $3.9 million during the three months ended September 30, 2023. Cost of revenue decreased during the three months ended September 30, 2023 primarily due a decrease in shipment volume and a decrease in overhead and personnel-related costs. Overhead cost for the three months ended September 30, 2022 included a $1.0 million charge related to certain slow moving inventory items. Gross margins during the three months ended September 30, 2023 and 2022 were 52.4% and 24.0%, respectively. The increase in gross margins was attributable to lower cost of revenue per unit sold in the third quarter of 2023.

Research and development (“R&D”)

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Research and development	$4,742	$4,963	$(221)	(4.5)%

R&D expenses decreased by $0.2 million, or 4.5%, from $5.0 million during the three months ended September 30, 2022 to $4.7 million during the three months ended September 30, 2023. The change was primarily due to net decreases in third-party costs, direct and overhead expenses and a decrease in personnel-related costs as a result of a decrease in headcount.

Sales and marketing

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Sales and marketing	$9,281	$11,282	$(2,001)	(17.7)%

Sales and marketing expenses decreased by $2.0 million, or 17.7%, from $11.3 million during the three months ended September 30, 2022 to $9.3 million during the three months ended September 30, 2023. The change was primarily due to the net decrease in direct marketing, advertising and promotional expenses, and overhead expenses of $1.8 million, and a decrease in personnel and personnel-related costs of $0.2 million as a result of a decrease in headcount.

General and administrative

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
General and administrative	$7,385	$11,702	$(4,317)	(36.9)%

General and administrative expenses decreased by $4.3 million, or 36.9%, from $11.7 million during the three months ended September 30, 2022 to $7.4 million during the three months ended September 30, 2023. The change was primarily due to a net decrease of $3.0 million relating to general corporate costs primarily related to legal, consulting and other professional fees that in the third quarter of 2022 were driven by activities related to litigation, financing and compliance matters, a decrease in overhead expenses of $0.5 million and a net decrease in personnel and personnel-related costs of $0.9 million. The decrease in personnel and personnel-related costs is primarily related to employee workforce reduction costs for severance and related benefits incurred in connection with the 2023 plan, and the net impact of an increase in stock-based compensation during the three months ended September 30, 2023.

Impairment charge

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Impairment charge	$873	$—	$873	*

The Company concluded that a triggering event occurred as of September 30, 2023, and as a result of the goodwill impairment assessment during the three months ended September 30, 2023, we determined that the carrying value of goodwill is not recoverable and recognized an impairment charge of $0.9 million for the entire carrying value of goodwill. There were no impairment charges to goodwill during the three months ended September 30, 2022.

Interest income

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Interest income	$620	$419	$201	48.0%

Interest income was $0.6 million during the three months ended September 30, 2023. The increase in interest income was primarily attributable to the increased interest rates on cash balances.

Results of operations

Comparison of the nine months ended September 30, 2023 and 2022

	Nine months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$28,191	$24,331	$3,860	15.9%
Cost of revenue	17,105	16,231	874	5.4
Gross profit	11,086	8,100	2,986	36.9
Operating expenses:
Research and development	14,711	14,689	22	0.1
Sales and marketing	35,309	37,306	(1,997)	(5.4)
General and administrative	26,739	43,980	(17,241)	(39.2)
Impairment charge	873	—	873	*
Total operating expenses	77,632	95,975	(18,343)	(19.1)
Loss from operations	(66,546)	(87,875)	21,329	(24.3)
Other income (expense), net:
Interest income	2,144	480	1,664	346.7
Interest expense	—	(549)	549	*
Change in fair value of convertible notes	—	(25,000)	25,000	*
Loss on extinguishment of debt	—	(772)	772	*
Total other income (expense), net	2,144	(25,841)	27,985	(108.3)
Loss before income taxes	(64,402)	(113,716)	49,314	(43.4)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(64,402)	$(113,716)	$49,314	(43.4)%

* Not meaningful

Revenue, net

	Nine months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue, net	$28,191	$24,331	$3,860	15.9%

Gross systems shipped during the nine months ended September 30, 2023 were 18,613 compared to 15,384 during the comparable period in 2022. Revenue, which is reported net of consideration payable to customers and expected returns, increased by $3.9 million, from $24.3 million during the nine months ended September 30, 2022 to $28.2 million during the nine months ended September 30, 2023. The increase in shipment volume and related revenue was largely driven by our commercial arrangement with Victra and other retail partners, partially offset by a lower average sales price and an increase in our sales returns rate compared to the same period in the prior year.

Cost of revenue, gross profit, and gross margin

	Nine months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Cost of revenue	$17,105	$16,231	$874	5.4%
Gross profit	11,086	8,100	2,986	36.9%
Gross margin	39.3%	33.3%

Cost of revenue increased by $0.9 million, or 5.4%, from $16.2 million during the nine months ended September 30, 2022 to $17.1 million during the nine months ended September 30, 2023. Cost of revenue increased during the nine months ended September 30, 2023 primarily related to an increase in the number of systems shipped during the nine months ended September 30, 2023 largely due to our commercial arrangements with Victra and other retail partners which was partially offset by a net decrease in lower overhead costs, rework costs related to certain of our hearing aids in inventory, impairment charges related to previously capitalized software costs and charges related to certain slow-moving inventory items. Gross margins during the nine months ended September 30, 2023 and 2022 were 39.3% and 33.3%, respectively. The increase in gross margins was attributable to the decrease in our cost of revenue per unit sold.

Research and development

	Nine months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Research and development	$14,711	$14,689	$22	0.1%

R&D expenses increased by $0.0 million, or 0.15%, from $14.7 million during the nine months ended September 30, 2022 to $14.7 million during the nine months ended September 30, 2023. The change was primarily due to a net decrease of $0.9 million in direct, third party costs and overhead expenses, offset by a net increase in personnel and personnel related costs of $0.9 million. The net increase in personnel and personnel related costs was primarily driven by the net impact of an increase in stock-based compensation during the nine months ended September 30, 2023.

Sales and marketing

	Nine months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Sales and marketing	$35,309	$37,306	$(1,997)	(5.4)%

Sales and marketing expenses for the nine months ended September 30, 2023 decreased by $2.0 million, or 5.4%, from $37.3 million during the nine months ended September 30, 2022 to $35.3 million during the nine months ended September 30, 2023. The change was primarily due to a net decrease of $2.6 million in direct marketing, advertising, promotional and overhead expenses, offset by a net increase in personnel and personnel related costs of $0.6 million. The net increase in personnel and personnel related costs was primarily driven by the net impact of an increase in stock-based compensation during the nine months ended September 30, 2023.

General and administrative

	Nine months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
General and administrative	$26,739	$43,980	$(17,241)	(39.2)%

General and administrative expenses decreased by $17.2 million, or 39.2%, from $44.0 million during the nine months ended September 30, 2022 to $26.7 million during the nine months ended September 30, 2023. The change was primarily due to a net decrease of $16.9 million relating to general corporate costs primarily related to legal, consulting and other professional fees that in the prior year were driven by activities related to litigation, financing and compliance matters and a decrease in overhead expenses of $1.2 million. The decrease in general and administrative expense for the nine months ended September 30, 2023 was offset by a net increase in personnel and personnel-related costs of $1.0 million related to employee workforce reduction costs for severance and related benefits incurred in connection with the 2023 plan and the net impact of an increase in stock-based compensation during the nine months ended September 30, 2023.

Impairment charge

	Nine months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Impairment charge	$873	$—	$873	*

The Company concluded that a triggering event occurred as of September 30, 2023, and as a result of the goodwill impairment assessment during the three months ended September 30, 2023, we determined that the carrying value of goodwill is not recoverable and recognized an impairment charge of $0.9 million for the entire carrying value of goodwill. There were no impairment charges to goodwill during the nine months ended September 30, 2022.

Interest income

	Nine months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Interest income	$2,144	$480	$1,664	346.7%

Interest income was $2.1 million during the nine months ended September 30, 2023. The increase in interest income was primarily attributable to the increased interest rates on cash balances.

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

As of September 30, 2023, we had cash and cash equivalents of $46.0 million, which are available to fund our operations. Cash and cash equivalents include amounts deposited in financial institutions regulated by the FDIC. The FDIC insures cash deposits of up to $250,000. We regularly maintain cash balances in deposit accounts in excess of the FDIC-insured limits. Additionally, our cash equivalents are held in accordance with cash sweep arrangements with financial institutions, which amounts are invested in money market accounts that are neither included on the balance sheets of such financial institutions nor insured by the FDIC. According to our cash sweep arrangements, we believe we should be recognized by the FDIC as the owner of such assets in the event of such financial institution’s failure, such as the March 10, 2023 closure of SVB. While we have regained access to our funds at SVB and are evaluating our banking relationships, future disruptions of financial institutions where we bank or disruptions of the financial services industry in general could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. In addition, even if we lack exposure to the uncertainty or volatility of one or more financial institutions, the impact of financial institution volatility on our partners, customers or suppliers may also impact our business and financial condition.

Our net losses were $64.4 million and $113.7 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $578.7 million as of September 30, 2023. We expect to incur additional substantial losses in the foreseeable future. We believe that without any future financing, our current resources are insufficient to satisfy our obligations as they become due within one year after the date that the financial statements are issued. Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. See the Risk Factor titled, “Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. Our future capital requirements may be substantial, and if we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations and/or liquidate our assets.”

If we are unable to complete the proposed Merger on the timing we anticipate or at all, we will need substantial additional funding to pursue our growth strategy and support continuing operations. We anticipate our future operating requirements will be substantial and that we will need to raise significant additional resources to fund our operations through equity or debt financing, or some combination thereof. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations. In addition, pending the completion of the proposed Merger, the Merger Agreement contains covenants that restrict our ability to incur indebtedness or engage in other capital-raising transactions, which may further limit our ability to raise capital.

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

Leases

We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2029, with the most significant lease relating to our corporate headquarters. As of September 30, 2023, we have total operating lease obligations of $7.7 million recorded on our condensed consolidated balance sheet.

Refer to Note 5 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(54,927)	$(96,862)
Net cash used in investing activities	(288)	(2,827)
Net cash provided by financing activities	—	77,264
Net decrease in cash and cash equivalents	$(55,215)	$(22,425)

Operating activities

During the nine months ended September 30, 2023, cash used in operating activities was $54.9 million, attributable to a net loss of $64.4 million and a net change in our net operating assets and liabilities of $5.5 million, which was offset by non-cash charges of $15.0 million. Non-cash charges primarily consisted of $8.7 million in stock-based compensation, $3.5 million in depreciation and amortization expense, $1.7 million in impairment charges, $0.7 million in non-cash operating lease expense, and $0.4 million in bad debt expense.

The change in our net operating assets and liabilities was primarily due to a $5.9 million decrease in accrued expenses, $1.2 million decrease in accounts payable, $1.3 million increase in other assets, a $0.3 million decrease in operating lease liabilities and a $0.2 million decrease in sales returns reserve, offset by and $0.7 million decrease in inventories, $2.3 million decrease in prepaid expenses and other current assets, and $0.5 million a decrease in accounts receivable.

During the nine months ended September 30, 2022, cash used in operating activities was $96.9 million, attributable to a net loss of $113.7 million and a net change in our net operating assets and liabilities of $27.8 million, partially offset by non-cash charges of $44.6 million. Non-cash charges primarily consisted of $25.0 million in change in fair value of convertible notes, $7.6 million in stock-based compensation, $5.7 million in debt issuance costs from convertible notes, the payments of which are classified as cash used in financing activities, $4.0 million in depreciation and amortization expense, $0.8 million loss on extinguishment of debt, $0.8 million in non-cash operating lease expense, and $0.5 million in bad debt expense. The change in our net operating assets and liabilities was primarily due to a $34.4 million decrease in the settlement liability which was paid in accordance with the terms of the DOJ settlement agreement, $12.0 million decrease in sales returns reserve primarily due to the Pricing Concession, $2.4 million decrease in accounts payable, and $0.6 million decrease in operating lease liabilities, partially offset by a $10.9 million decrease in accounts receivable primarily due to the Pricing Concession, $6.9 million decrease in prepaid expenses and other current assets, $2.0 million increase in accrued expenses, and $1.0 million decrease in other assets

Investing activities

During the nine months ended September 30, 2023, cash used in investing activities was $0.3 million related to the purchase of property and equipment and capitalized costs related to the development of internal use software.

During the nine months ended September 30, 2022, cash used in investing activities was $2.8 million, which consisted of $2.5 million related to the purchase of property and equipment and $0.3 million in payments for costs related to the development of internal use software capitalized during 2021.

Financing activities

There was no cash used in financing activities during the nine months ended September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of September 30, 2023 and December 31, 2022 consisted of $46.0 million and $101.2 million, respectively, in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act with the U.S. Securities and Exchange Commission (“SEC”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2023, our management, with the participation and supervision of our principal executive officer, our principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, principal financial, and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer, our principal financial officer, and our principal accounting officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting and entity level controls described below, our disclosure controls and procedures were not effective as of September 30, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer, and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•
The Merger Agreement, the pendency of the Merger or our failure to consummate the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.
•
While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.
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

Risks Related to the Proposed Merger

The Merger Agreement, the pendency of the Merger or our failure to consummate the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

On October 29, 2023, we entered into the Merger Agreement pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly owned subsidiary of Parent pursuant to the Merger. The obligation of the parties to consummate the Merger is subject to various conditions, including: (i) the adoption of the Merger Agreement by a majority of the voting power of the outstanding shares of our common stock; (ii) the absence of any law, order, judgment, decree, injunction or ruling prohibiting the consummation of the Merger; (iii) the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers) and (iv) each party’s performance in all material respects of its covenants and obligations contained in the Merger Agreement. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or whether another uncertainty may arise, and we cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.

Our ongoing business may be materially adversely affected by the announcement or the pendency of the Merger, and we are subject to a number of risks, including the following:

•
the pending Merger could adversely effect our ability to retain and attract employees and maintain and establish relationships with existing and potential new customers and business partners;

•
we will be required to pay certain significant costs relating to the Merger, regardless of whether the Merger is consummated, such as, for example, legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•
we are unable to solicit other acquisition proposals during the pendency of the Merger;
•
while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, or incurring certain indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•
matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•
we may commit time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our common stock, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline; stockholder litigation could be brought against us, our directors, and officers; relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted; we may be unable to attract or retain key personnel; our employees could be distracted; and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares traded prior to the failure of the proposed Merger. If the Merger is not consummated, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•
the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of our company.

The proposed Merger is subject to the satisfaction of various closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, or at all.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including (i) the adoption of the Merger Agreement by a majority of the voting power of the outstanding shares of our common stock; (ii) the absence of any law, order, judgment, decree, injunction or ruling prohibiting the consummation of the Merger; (iii) the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers) and (iv) each party’s performance in all material respects of its covenants and obligations contained in the Merger Agreement. The PSC Stockholder holds approximately 76.2% of the outstanding shares of our common stock and has the ability to provide the required stockholder approval for the Merger, and has agreed, among other things, to vote all shares of our common stock beneficially owned by the PSC Stockholder in favor of the Merger. However, we can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

The obligation of each party to the Merger Agreement to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement) or in the case of an Intervening Event (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with our employees and third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially and adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. In addition, a substantial amount of our management’s and employees’ attention will be directed toward the completion of the Merger and thus be diverted from our day-to-day operations.

Uncertainty as to our future could also adversely affect our business and our relationships with customers, partners, vendors, regulators and other service providers. For example, existing or potential commercial partners may defer decisions about working with us or seek to change existing business relationships with us, and potential customers may defer decisions about purchasing our products, which could result in a permanent loss of such customers even if the Merger is not consummated. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course. Pursuant to the terms of the Merger Agreement, we are restricted from taking certain specified actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations including, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; make certain investments; repurchase, reclassify or issue securities; make loans; pay dividends; incur indebtedness; enter into, amend, modify or waive certain contracts; take certain actions, including to hire, terminate, or provide increases in compensation to senior management or other key personnel; change accounting policies or procedures; settle certain litigation; change tax classifications and elections; or take certain actions relating to our intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of $1.1 million, including if Parent terminates the Merger Agreement after our Board of Directors changes its recommendation to our stockholders or if we terminate the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by our company, which could have a negative impact on our liquidity, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operation and financial condition.

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

Between December 8, 2021 and September 15, 2022, we did not accept insurance benefits as a direct method of payment to us, a practice we refer to as “direct plan access.” In “direct plan access,” we submit an insurance claim on behalf of an Eargo customer to their insurance plan, or support an Eargo customer in their own claim submission, and the customer’s insurance benefits are utilized for all or part of the purchase. Common forms of application of an insurance benefit can include, but are not limited to, co-pay, payment by a third-party payor to either Eargo or the customer, reimbursement by a third-party payor to the customer, or application toward a customer’s deductible.

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

Further, the OTC Final Rule may lead payors to take additional actions further limiting our ability to access insurance coverage, or there may be a delay in accessing insurance coverage as payors seek to address the new OTC framework in their offered benefits, if at all, any of which may have a material adverse effect on our financial condition, results of operations or cash flows. Prior to the effective date of the OTC Final Rule, no OTC category of hearing aids existed, and certain carriers, including the third-party FEHB carrier with whom historically we had the largest volume, excluded from coverage so-called “over-the-counter” hearing aids and enhancement devices (such as personal sound amplification products, or “PSAPs”). Accordingly, the new regulatory category of OTC hearing aids created with the OTC Final Rule are not covered under certain plans as currently written, until such time as such carriers update their coverage policies to reflect the newly established OTC category under the OTC Final Rule, if ever. In addition, even if health plans update their coverage policies to include the new regulatory category of OTC hearing aids, they nonetheless may require a prescription, evaluation or diagnostic test conducted by a licensed healthcare professional to establish medical necessity and/or establish lower reimbursement rates for OTC hearing aids. For example, most health plans to date have made no changes to their hearing aid benefits, with a handful of plans continuing to exclude coverage of OTC hearing aids, and the third-party FEHB carrier that administers approximately two-thirds of all FEHB benefits nationwide recently announced that it would add a prior approval requirement for all hearing aids. Although we may seek to market certain of our devices as prescription hearing aids, payors may still not provide coverage for such devices because they are also offered OTC. We may need to work with individual carriers (including FEHB plans) to determine coverage for our hearing aids, including on a claim-by-claim basis with individual payors, which may be time-consuming and unpredictable. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over such third parties’ decision-making with respect to coverage and payment levels or over their claims submissions processes and timelines. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our business and ability to sell products.

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

In addition to these manufacturer competitors, Costco sells multiple brands of hearing aids, including those of the traditional manufacturers and, in the past, Costco’s own white-label Kirkland Signature brand of hearing aid, at various price points. We estimate that, during 2019, Costco dispensed approximately 14% of the hearing aids distributed in the United States, which percentage is expected to increase going forward. The United States Department of Veterans Affairs (the “VA”) is also a significant provider of hearing aids and provides hearing aids at no charge to its patients. We estimate that, in 2022, the VA dispensed approximately 20% of the hearing aids distributed in the United States. Our products are not distributed by Costco, or on contract or currently eligible to be distributed by the VA.

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

Maintaining good relationships with our employees is crucial to our operations. As a result, any deterioration of the relationships with our employees could have a material adverse effect on our business, financial condition and results of operations. Our ability to attract and retain qualified personnel, and foster positive employee morale, has been and may continue to be negatively impacted by the DOJ investigation and related negative publicity as well as the suspension of certain of our equity compensation practices. In addition, we completed employee workforce reductions in the fourth quarter of 2021 and second quarter of 2022 and announced the 2023 plan in June 2023. Such actions have impacted and may in the future impact the attraction of new employees, the retention of employees not subject to workforce reductions and employee morale and productivity. Further, many of our key employees receive a total compensation package that includes equity awards. In addition to the aforementioned suspension of certain equity compensation practices, volatility in the stock market, our share price and other factors have diminished and could continue to diminish the Company’s use of equity awards or their value, putting the Company at a competitive disadvantage.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the nine months ended September 30, 2023 and 2022, we incurred net losses of $64.4 million and $113.7 million, respectively. As a result of our ongoing losses, as of September 30, 2023, we had an accumulated deficit of $578.7 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our hearing aids, to develop our manufacturing know-how and customer support resources and for research and development.

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

Our third-party partners may have limited experience marketing and selling hearing aids. Although we anticipate that we will continue to utilize members of our own employee base to provide support and training to our third-party partners, even following the impact of the 2023 plan on substantially all of our retail field sales team, we anticipate that, in connection with such reduction and as we expand our third-party partnerships, we will increase our reliance on sales personnel of our third-party partners who may be less familiar with our products or may also sell competitive products. Please also see the Risk Factor titled, “We rely substantially on our own employees, including our direct sales force, to market and sell our products, and if we are unable to maintain or expand our sales force or other employee base, it could harm our business. Additionally, our reliance on our employees to market and sell our products may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.” If our third-party partners are unable to successfully market and sell our hearing aids or if they decide in the future to stop selling hearing aids, we or they may decide to terminate our partnerships, which could materially and adversely affect our business, financial conditions, results of operations and growth prospects.

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

We generally allow for the return of products from direct customers within 45 days after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized. We also generally allow customers to return defective or damaged products for a replacement or refund. The term of the warranty provided is typically two years for our latest device and one year for all other devices. Existing and future product guarantees place us at the risk of incurring future repair and/or replacement costs. As of September 30, 2023, we had provisions of approximately $3.4 million relating to warranties. Substantial amounts of product guarantee claims could have a material adverse effect on our business, financial condition and results of operations.

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

Our customer sales returns rate was approximately 31% and 35% for the three and nine months ended September 30, 2023, respectively. Our return policy generally allows our customers to return hearing aids for any reason within the first 45 days of delivery for a full refund, subject to a handling fee in certain states. Additionally, following learning of the DOJ investigation and prior to shifting to our current practice of accepting insurance benefits as a method of direct payment in certain limited circumstances, we offered customers with potential insurance benefits the option to return their hearing aids or purchase their hearing aids without use of their insurance benefits if their claim is denied or ultimately not submitted by us to their insurance plan for payment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DOJ investigation and settlement” for more information).

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

Many purchasing groups, such as hearing aid clinics, retailers and hospital systems, are consolidating to create new entities with greater market power. Such groups, such as Costco and the VA, have used and may continue to use their increased purchasing power to negotiate price reductions or other concessions across our industry. This pricing leverage has resulted, and will likely continue to result, in downward pressure on the average selling prices of hearing aid products generally, including our own products. The OTC Final Rule could further contribute to the pace of consolidation as well as the introduction of new entrants in the hearing aid market, which would further increase pricing pressure on hearing aid manufacturers. Please see the Risk Factors titled, “As we expand our omni-channel product offerings to various third-party partners, including in such third parties’ physical retail outlets and begin to rely on third parties outside of our control, any failure of such third parties to comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability. In addition, any shift of the marketing and sales of our products to third-party partners will increase our reliance on sales personnel who may be less familiar with our products or may also sell competitive products” and “We operate in a highly competitive industry, and competitive pressures, including those developing following the OTC Final Rule, could have a material adverse effect on our business.” These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, most of our competitors rely predominantly on third-party distributors. As we expand our product offerings in our omni-channel strategy to various third-party distributors, including in such third parties’ physical retail locations, we expect we will increasingly rely on such third parties’ sales forces. Following the impact of the 2023 plan on substantially all of our retail field sales team , we anticipate a shift in certain retail expenses and reliance to the sales forces of our third-party partners. However, we also anticipate that we will continue to utilize our own employees to provide support and training for our partners and that we will continue to rely substantially on them for the direct marketing and sales of our products for the foreseeable future. Please also see the Risk Factor titled, “As we expand our omni-channel product offerings to various third-party partners, including in such third parties’ physical retail outlets, and begin to rely on third parties outside of our control, any failure of such third parties to comply with applicable laws and regulations could negatively impact our brand image and business and lead to negative publicity and potential liability. In addition, any shift of the marketing and sales of our products to third-party partners will increase our reliance on sales personnel who may be less familiar with our products or may also sell competitive products.” Our reliance on our own employees for sales, marketing, and dedicated customer support may subject us to higher fixed costs than those of our competitors that market their products primarily through independent third parties, due to the costs that we will bear associated with salaries, employee benefits, training and managing sales and customer support personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Any failure by us or our subcontractors to comply with applicable regulations could cause delays in the manufacture and delivery of our products. Manufacturing of our products may also result in defects or nonconformities that require rework prior to distribution to ensure QSR compliance, which could increase our anticipated manufacturing and compliance costs. For example, we expect to incur rework costs of approximately $1.0-1.5 million, primarily in 2023, to be expensed in the quarters in which incurred, to address loss of charging capacity in certain of our hearing aids in inventory as a result of prolonged shelf life. During the nine months ended September 30, 2023, we incurred approximately $0.8 million in rework costs. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things:

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

Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the United States and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of September 30, 2023, we had 27 issued U.S. patents, 27 issued patents outside the United States, 7 pending U.S. patent applications and 11 pending foreign patent applications.

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

In connection with the preparation of our financial statements at the time of our IPO and through the financial reporting period ended September 30, 2023, we identified material weaknesses in our internal control over financial reporting and our entity level controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

In addition to our current capital needs, we regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. In addition, there are limitations that exist that may increase the time and cost required to effect a registration of our securities under the Securities Act. Even if we are able to register the offer and sale of securities on Form S-3, we are limited in the amount we can raise. As a result, our ability to raise capital in public markets in a timely or cost-effective manner may be impaired. In addition, the Merger Agreement restricts us from incurring additional debt or raising capital.

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

As of September 30, 2023, the PSC Stockholder, our principal stockholder and an entity affiliated with Patient Square, held approximately 76.2% of our outstanding voting stock. As a result of this ownership position, Patient Square will be able to significantly influence or effectively control the composition of our board of directors and the approval of all matters requiring stockholder approval. For example, Patient Square will be able to control elections of directors, approve amendments of our organizational documents, and cause or prevent approval of any merger, sale of assets, or other major corporate transaction. In addition, for so long as Patient Square continues to own a significant percentage of our stock, Patient Square will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. This concentration of control may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders and might negatively affect the market price of our common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had a total of 20,762,389 shares of common stock outstanding as of September 30, 2023.

The PSC Stockholder holds approximately 76.2% of our common stock, and maintains rights with respect to the registration of their shares under the Securities Act. On December 16, 2022, we filed a registration statement on Form S-1 (File No. 333-268859) to register for resale up to 15,821,299 shares held by the PSC Stockholder (as amended, the “PSC Resale Registration Statement”), representing the entirety of the PSC Stockholder’s holdings in our common stock as of September 30, 2023. The PSC Resale Registration Statement became effective on February 13, 2023. Registration of these shares under the Securities Act has resulted in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. In connection with the Merger Agreement, the PSC Stockholder agreed not to sell or transfer any of its shares of our common stock, subject to certain exceptions; however, this transfer restriction will terminate upon the valid termination of the Merger Agreement. Any sales of these securities by the PSC Stockholder could have a material adverse effect on the trading price of our common stock.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by reference
Exhibit number	Exhibit description	Form	Dated	Number
2.1	Agreement and Plan of Merger, dated as of October 29, 2023, by and among PSC Echo Parent LLC, PSC Echo Merger Sub Inc. and Eargo, Inc.	8-K	10/30/2023	2.1
2.2	Voting and Support Agreement, dated as of October 29, 2023, by and between Eargo, Inc. and PSC Echo, LP.	8-K	10/30/2023	2.2
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1
3.2	First Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	10/13/2022	3.1
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	1/17/2023	3.1
3.4	Amended and Restated Bylaws	8-K	10/20/2020	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	Inline XBRL Instance Document†
101.SCH	Inline XBRL Taxonomy Extension Schema Document†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)†

† Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eargo, Inc.

Date: November 7, 2023	By:	/s/ William Brownie
William Brownie
Interim Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Principal Financial Officer)